Form 10KSB
period 2004-12-31
SILVER RIVER VENTURES, INC.
filed 2005-03-31
CIK 1310488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-51074

                           SILVER RIVER VENTURES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                           74-3078125
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

            19 East 200 South, Suite 1080, Salt Lake City, Utah 84111
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-3401

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year. $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding as of December 31, 2004
-----------------------                     -----------------------------------
Common Stock, Par Value                                  1,999,975
       $0.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]



                       SILVER RIVER VENTURES, INC.

                            TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                 PART I

Item 1.       Description of Business ..............................................    3

Item 2.       Description of Property...............................................    9

Item 3.       Legal Proceedings.....................................................    9

Item 4.       Submission of Matter to a Vote of Security Holders....................    9

                                 PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..............    9

Item 6.       Management's Discussion and Analysis or Plan of Operation.............   11

Item 7.       Financial Statements..................................................   14

Item 8.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure............................................   14

Item 8A.      Controls and Procedures...............................................   14

Item  8B      Other Information.....................................................   14

                                PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act..................   14

Item 10.      Executive Compensation................................................   17

Item 11.      Security Ownership of Certain Beneficial Owners and Management........   17

Item 12.      Certain Relationships and Related Transactions........................   18

Item 13.      Exhibits..............................................................   18

Item 14.      Principal Accountant Fees and Services................................   19

              Signatures............................................................   20

                                     PART I

Item 1.       Description of Business

     History

     Silver River Ventures, Inc. ("the Company") was incorporated in the State of Idaho as Silver River Mining Co., Inc. on June 28, 1984, primarily to engage in the business of developing mineral resources in the mining districts of northern Idaho. Available corporate records do not indicate the extent to which the Company engaged in the mining business.

     On December 10, 1999, the Company caused to be formed in the State of Nevada a new corporation under the name of Silver River Ventures, Inc. for the specific purpose of changing the domicile of the Company from the State of Idaho to Nevada. The new corporation had an authorized capitalization of 50 million shares of common stock, par value $0.001 per share. On January 18, 2000, the Company effected a merger with the newly formed Nevada entity for the sole purpose of changing the Company's corporate domicile from the State of Idaho to Nevada. As a result of the merger, the Idaho corporate entity was dissolved.

     In May 2000, the Company effected a forward stock split of its issued and outstanding shares of common stock on a 1.5784 shares for one share basis. On October 13, 2000, the Company amended its Nevada Articles of Incorporation and changed its authorized capitalization to 100 million shares of common stock, par value $0.001 per share. In connection with the change of capitalization, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a 0.18182 shares for one share basis. Since its inception, the Company has issued an aggregate of 1,999,975 shares of its common stock (post-split) in exchange for services rendered to the Company.

     The Company has conducted limited business operations and is classified as a development stage company. Presently, the Company is actively seeking a prospective operating business or business opportunity with the intent to locate and consummate a merger with or acquisition of such business.

     In December 2004, the Company voluntarily filed a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. Further, management believes that this could possibly make the Company more attractive to an operating business as a potential merger or acquisition candidate. As a result of filing its registration statement, the Company is obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

     Any target acquisition or merger candidate will become subject to the same reporting requirements as the Company following finalization of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

     The Company's principal executive offices are located at 19 East 200 South, Suite #1080, Salt Lake City, Utah 84111 and its telephone number is (801) 322-3401.

     Current Business Activities

     The Company has a limited operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

     Sources of Business Opportunities

     Management intends to use various resources in its search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of its lack of capital, the Company may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, it will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding its search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

     If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

     The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

     Evaluation

     Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the its lack of capital the Company may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating potential business opportunities, management will consider, to the extent relevant to the specific opportunity, several factors including:

     o   potential benefits to the Company and its stockholders;
     o   working capital;
     o   financial requirements and availability of additional financing;
     o   history of operation, if any;
     o   nature of present and expected competition;
     o   quality and experience of management;
     o   need for further research, development or exploration;
     o   potential for growth and expansion;
     o   potential for profits; and
     o   other factors deemed relevant to the specific opportunity.

     Because the Company has not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

     Form of Potential Acquisition or Merger

     The Company cannot predict the manner in which it might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, it presently does not intend to participate in an opportunity through the purchase of a minority stock position.

     Because it has no assets and a limited operating history, in the event the Company successfully acquires or merges with an operating business, it is likely that current stockholders will experience substantial dilution. It is also probable that there will be a change in control of the Company. The owners of the business which the Company acquires or mergers with will most likely acquire effective control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

     Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if the Company engages any outside advisor or consultant in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers and directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with limited operations. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates to raise funds.

     There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders of the Company or that the stockholders would be given the opportunity to approve such a transaction.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by management, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. However, if such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would most likely have such an arrangement ratified by the stockholders in an appropriate manner.

     The Board of Directors believes that it is highly unlikely that the Company will acquire or merge with a business in which the Company's management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board and by the stockholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

     Management anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by stockholders in the appropriate manner. However, under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a stockholders' meeting, the Company will provide to its stockholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

     Under Nevada corporate laws, the Company's stockholders may be entitled to assert dissenters' rights if the Company acquires or merges with a business opportunity. Stockholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the stockholders is required under applicable Nevada law. Also, stockholders will be entitled to dissenters' rights if the Company enters into a share exchange if the Company's shares are to be acquired. A stockholder who is entitled to assert dissenter's rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or the Company. A dissenting stockholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, the Company must give notice to all stockholders who delivered to the Company their written notice of dissent.

Competition

     Because no potential acquisition or merger candidate has been identified, the Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

     The Company is currently using as its principal place of business the business office of its President and director, Geoff Williams, in Salt Lake City, Utah. Although the Company has no written agreement and currently pays no rent for the use of its facilities, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

Risk Factors Related to the Company's Business

     The Company is, and will be, subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include the types of risk factors outlined below.

     The Company Has No Assets and No Source of Revenue
     --------------------------------------------------

     The Company currently has no assets and has had no revenues for several years. It is unlikely that the Company will realize any revenues until it completes an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     The Company's Auditors Have Expressed a Going Concern Opinion
     -------------------------------------------------------------

     The Company's independent auditors discuss the Company's ability to continue as a going concern. The auditors include a statement in their Independent Auditors' Report on the December 31, 2004 financial statements that "[t]he ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations." See Note 2 to financial statements included herewith.

     Discretionary Use of Proceeds
     -----------------------------

     The Company is not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, the Company will have broad discretion in applying these funds. There can be no assurance that the Company's use or allocation of such proceeds will allow it to achieve its business objectives.

     No Substantive Disclosure Relating to Prospective Acquisitions
     --------------------------------------------------------------

     Because the Company has not yet identified any specific industry, assets or business that it may seek an acquisition or merger, potential investors in the Company will have no substantive information upon which to base a decision whether to invest in the Company until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company gives no assurance that it will ultimately raise funds or that if it does, any investment in the Company will not ultimately prove to be less favorable than a direct investment.

     Future Acquisition or Merger May Result in Substantial Dilution
     ---------------------------------------------------------------

     The Company is currently authorized to issue 100 million shares of common stock, of which 1,999,975 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current stockholders.

     Management Will Devote Only Minimal Time to the Company
     -------------------------------------------------------

     Presently, the Company's three directors have other full time obligations and will devote only such time to the Company as necessary to maintain its viability. Thus, because of management's other time commitments, together with the fact that the Company has no business operations, management anticipates that they will devote only a minimal amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition candidate.

     Effective Voting Control Held by Directors and Principal Stockholders
     ---------------------------------------------------------------------

     The Company's directors and two principal stockholders own in the aggregate approximately 94% of the outstanding voting securities of the Company. No other person owns as much as of 5% of the outstanding shares. Accordingly, the current directors and two principal stockholders will have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     No Active Market for Company's Common Stock
     -------------------------------------------

     The Company's shares were included on the "pink sheets" until being deleted in 2004. There is currently no trading market for such shares. The Company has applied for listing of its common stock on the OTC Bulletin Board. However, there can be no assurance that any trading market will ever develop or be maintained on the pink sheets, OTC Bulletin Board, or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

Item 2.       Description of Property

     We do not presently own any property.

Item 3.       Legal Proceedings

     There are no material pending legal proceedings to which our company, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     The Company's common stock was included on the "pink sheets" under the symbol "SLVV" until they were deleted in 2004. Presently, there is no trading market for the shares. In February 2005, we made an application to the NASD for our shares to be quoted on the OTC Bulletin Board. The Company's application consists of current corporate information, financial statements and other documents as required by Rule 15c2- 11 of the Exchange Act. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company does not anticipate its shares being traded in an active public market until such time as a merger or acquisition can be consummated. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions. Except for making application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

     The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of stockholders to sell their shares.

     As of December 31, 2004, there were approximately 30 holders of record of the Company's common stock. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

     Because all of the Company's outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, it is deemed that all outstanding shares are restricted securities. Corporate records indicate that 1,999,975 shares were issued in from 1984 to 2000. The Company has relied upon the exemption provided by Section 4(2) of the 1933 Act in the private issuance of its shares. To the best knowledge of the Company, no private placement memorandum was used in relation to the issuance of shares.

     Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c), (e),
(f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus of the Company's total outstanding shares, 118,133 shares are considered freely tradeable pursuant to Rule 144(k) and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling stockholder of the Company. For purposes of this report only, a controlling stockholder is considered to be a person owning ten percent (10%) or more of the Company's total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning a portion of the 118,133 shares owns more than five percent (5%) of the Company's total outstanding shares.

     The remaining 1,881,842 shares are considered restricted securities and presently held by four stockholders. These shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the 1933 Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, the Company must have available adequate current public information with respect to itself. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the various resale limitations of Rule 144.

     The SEC has made know its view that, based on a letter dated January 21, 2000 to Mr. Ken Worm, Assistant Director of the OTC Compliance Unit at the NASD, securities issued by a blank check company cannot be resold under Rule 144, but must be registered under the Securities Act of 1933. The SEC's view would be applicable to the restricted shares referenced above.

Dividend Policy

     We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

     The Company is considered a development stage company with no assets or capital and with no material operations or income. Ongoing expense, including the costs associated with the preparation and filing of the Company's registration statement and this report, have been paid for by advances from a stockholder of the Company, which are evidenced on the Company's financial statements as accounts payable due to stockholder. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Results of Operations

     The Company has not reported any revenues and incurred a loss of $15,490 during the year ended December 31, 2004 compared to a loss of $6,555 for fiscal year 2003. The increase in loss for 2004 is attributed primarily to legal and accounting expenses associated with the Company's registration statement filed with the SEC.

Liquidity and Capital Resources

     All of the expenses incurred during 2004 and 2003 were paid by a stockholder. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

     During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

     The Company has accumulated approximately $39,000 of net operating loss carryforwards as of December 31, 2004. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2004 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

Forward-Looking and Cautionary Statements

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     * uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;
     * volatility of the stock market, particularly within the technology sector; and * general economic conditions.

     Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

     On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2004 and 2003 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item  8B.     Other Information

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:


                   Name            Age                     Position
                   ----            ---                     --------
         Geoff Williams             34       President, Chief Executive Officer
                                                and Director
         Jim Ruzicka               59        Treasurer and Director
         Nancy Ah Chong            36        Secretary and Director
-----------------

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, due to our lack of funds, directors will defer their expenses and any compensation until such time as we can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board and each executive officer serves at the discretion of the board. We do not have any standing committees.

     None of our directors are currently, nor for the past three years have been, a director of a "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers, except as set forth below in their respective resumes.

     No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

     Our present directors have other full-time employment or sources of income and will routinely devote only such time to our business necessary to maintain our viability. It is estimated that each director will devote less than ten hours per month to our activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as- needed-basis.

     Currently,  there is no  arrangement,  agreement or  understanding  between
management  and  non-  management   stockholders   under  which   non-management
stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

     The business experience of each of the persons listed above during the past five years is as follows:

     Geoff Williams. Mr. Williams has been a director and President since September 2004. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

     Mr. Williams has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o   Big  Flash  Corporation  (Secretary  and  director  from  1999  to  the present);
     o Calypso Financial Services, Inc. (Secretary and director from 1999 to the present);
     o Consolidated Travel Systems, Inc., n.k.a. Knobias, Inc. (Director since August 1999 and President from February 2001 to November 2004);
     o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present);
     o Grant Ventures, Inc. n.k.a., Grant Life Sciences, Inc. (Secretary and director from July 2001 to July 2004);
     o Green Mt. Labs., Inc., (director since August 2002 and President since April 2004);
     o Ocean Express Lines, Inc., n.k.a. Cementitious Materials, Inc. (President and director from February 2000 to February 2003 - Secretary and director from October 2004 to present);
     o RAKO Capital Corporation (President and director from February 2001 to December 2002); and
     o Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------

Big Flash Corporation                   11-16-1999 (SB-2)              Active and current with SEC
                                        7-28-2000 (10-SB)              Seeking merger and/or acquisition

Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Active and current with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

Consolidated Travel Systems, Inc.       11-9-2001(10-SB)               Active and current with SEC
(n.k.a. Knobias, Inc.)                                                 Completed merger with Knobias
                                                                       Holdings, Inc. on November 4, 2004

Eastgate Acquisition Corp.              11-29-1999 (SB-2)              Not filing reports with SEC
(n.k.a.Talavera's Fine Furniture)                                      Seeking merger and/or acquisition


Grant Ventures, Inc.                    12-20-2002 (10-SB)             Active and current with SEC
(n.k.a. Grant Life Sciences, Inc.)                                     Completed merger with Impact
                                                                       Diagnostics, Inc.  in July 2004

Green Mt. Labs., Inc.                   1-8-2004 (10-SB)               Active and current with SEC
                                                                       Seeking merger and/or acquisition

Ocean Express Lines, Inc.               7-3-2002 (10-SB)               Active and current with SEC
(n.k.a. Cementitious Materials, Inc.)                                  Acquired Cementitious Material
                                                                       Technologies, Inc. in November 2003

RAKO Capital Corporation                7-16-1998 (10-SB)              Currently delinquent in its periodic report
                                                                       filings with SEC
                                                                       Acquired Centra Industries, Inc. in
                                                                       January 2003 - currently an active
                                                                       telecommunications infrastructure
                                                                       company

Westgate Acquisitions Corp.             11-30-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

     Jim Ruzicka. Mr. Ruzicka became a director and Treasurer of the Company in April 2004. From May 2002 to the present, he has been a consultant and general manager of American Natural Technoloy Sciences, producer of the Mitigator sting and bite treatment. Mr. Ruzicka owned and operated from 1980 to 2001, Budget Lodging, a property management company located in Park City, Utah. From 1963 to 1980, Mr. Ruzicka owned and operated a chain of seven restaurants in Chicago, Illinois. Also, since 1978, he has sold real estate and owned and managed several commercial buildings and apartments. Mr. Ruzicka attended Aurora College in Aurora, Illinois.

     Mr. Ruzicka has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Cementitious Materials, Inc., f.k.a. Ocean Express Lines, Inc. (October 2004 to present)
     o Eagles Nest Mining Company, n.k.a. Nanoscience Technologies, Inc. (Secretary / Treasurer from October 2001 to March 2004); and
     o Green Mt. Labs., Inc. (Secretary and director from April 2004 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------
Cementitious Materials, Inc.            7-3-2002 (10-SB)               Active and current with SEC
(f.k.a. Ocean Express Lines, Inc.                                      Seeking merger and/or acquisition

Eagles Nest Mining Company              5-14-1999 (10-SB)              Active and current with SEC
(n.k.a. Nanoscience Technologies, Inc.)                                Entered into research and license
                                                                       agreement with New York University in
                                                                       September 2003 to develop certain
                                                                       technologies

Green Mt. Labs., Inc.                   1-8-2004 (10-SB)               Active and current with SEC
                                                                       Seeking merger and/or acquisition

     Nancy Ah Chong. Mrs. Ah Chong became a director and Secretary of the Company in September 2004. From August 2004 to the present, she has been an administrative assistant for Williams Investment Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Previously, Mrs. Ah Chong was an administrative assistant for Forsgren Associates in Salt Lake City from March 2004 to August 2004. She has also worked as a customer service representative for Overstock.com from November 2003 to January 2004 and for O'Currance from February 2001 to November 2003, and as a marketing and travel coordinator for MGIS from February 2000 to August 2001. From August 1991 to December 1999, Mrs. Ah Chong was with Barrick Goldstrike Mines in Elko, Nevada, first as an exploration draftsperson and then an administrative assistant.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. None of these persons have filed initial reports of ownership and we will endeavor to have these reports prepared and submitted to the SEC.

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2004 and 2003. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of December 31, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                                       Amount and Nature of                 Percent
of Beneficial Owner                                    Beneficial Ownership               of Class(1)
--------------------                                   --------------------               -----------
Geoff Williams *                                                  62,606                       3.1%
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
Jim Ruzicka *                                                     72,606                       3.6%
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
Edward F. Cowle                                                1,572,029                      78.6%
   300 Park Avenue, Suite 1712
   New York, NY 10022
H. Deworth Williams                                              174,581                       8.7%
   19 East 200 South, Suite 1080
   Salt Lake City, UT 84111
All directors and officers                                       135,232                       6.7%
   a group (3 persons)

      *  Director and/or executive officer
      Note: Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated above.
     (1) Based upon 1,999,975 shares of common stock outstanding on December 31, 2004.

Item 12.      Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no material transactions between us and any officer, director, nominee for election as director, or any stockholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals' immediate family.

     Our officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through a proposed business plan or by way of an express statement of interest contained in our minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the board of directors and made available to us. In the event the board shall reject an opportunity so presented and only in that event, any of our officers or directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of us. There can be no assurance, however, that these efforts will be successful.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by us and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the stockholders or a disinterested board of directors.

Item 13.          Exhibits

         (a)      Exhibits

Exhibit No.                 Exhibit Name
-----------                 ------------
     3.1*       Certificate of Incorporation
     3.2*       By-Laws
     4.1*       Instrument defining rights of stockholders (See Exhibit No. 3.1,
                Certificate of Incorporation)
----------------
     * Previously filed as an Exhibit to the Form 10-SB filed December 14, 2004.

Item 14.      Principal Accountant Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003 (including financial statements included in our Annual Report on Form 10-KSB for 2004 and the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2004), were $5,250 for 2004 and $3,400 for 2003.

     Audit Related Fees

     For the years ended December 31, 2004 and 2003, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2004 and 2003, no fees were billed by H J & Associates for tax compliance, tax advice and tax planning.

     We do not use H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage H J & Associates to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining H J & Associates' independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Silver River Ventures, Inc.

                                      By:     /S/   GEOFF WILLIAMS
                                         ---------------------------------------
                                              Geoff Williams
                                              President and C.E.O.

Dated:   March 30, 2005


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                               Title                     Date
         ---------                               -----                     ----


/S/   GEOFF WILLIAMS                 President, C.E.O. and director        March 30, 2005
-------------------------------      (Principal Accounting Officer)
         Geoff Williams




/S/    JIM RUZICKA                   Treasurer and Director                March 30, 2005
-------------------------------
         Jim Ruzicka



/S/    NANCY AH CHONG                Secretary and Director                March 30, 2005
-------------------------------
         Nancy Ah Chong

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm ................ F-3

Balance Sheet........................................................... F-4

Statements of Operations ............................................... F-5

Statements of Stockholders' Equity (Deficit) ........................... F-6

Statements of Cash Flows ............................................... F-8

Notes to the Financial Statements ...................................... F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Silver River Ventures, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Silver River Ventures, Inc. (a development stage company), as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on June 28, 1984 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver River Ventures, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on June 28, 1984 through December 31, 2004 in conformity with Unites States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
------------------------------
Salt Lake City, Utah
March 22, 2005
                                       F-3

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                    --------
                                                            December 31,
                                                                2004
                                                            ----------
CURRENT ASSETS

  Cash                                                       $        -
                                                             ----------
    Total Current Assets                                              -
                                                             ----------
    TOTAL ASSETS                                             $        -
                                                             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                           $    5,443
  Due to stockholder                                             22,457
                                                             ----------

   Total Current Liabilities                                     27,900
                                                             ----------

   Total Liabilities                                             27,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value;
  100,000,000 shares authorized
  1,999,975 shares issued and outstanding                        2,000

  Contributed capital                                          331,372

  Deficit accumulated during the development stage            (361,272)

                                                             ----------
    Total Stockholders' Equity (Deficit)                       (27,900)
                                                             ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                               $     --
                                                             ==========

The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                      From
                                                 For the          Inception on
                                               Years Ended           June 28,
                                                December 31,      1984 Through
                                          ----------------------- December 31,
                                             2004         2003         2004
                                          ----------   ---------- ------------
REVENUES                                   $     --    $     --    $     --

EXPENSES
  General and administrative                   13,805       6,555     359,587

    Total Expenses                             13,805       6,555     359,587
                                           ----------  ----------  ----------
LOSS FROM OPERATIONS                       $  (13,805) $   (6,555) $ (359,587)
                                           ==========  ==========  ==========
BASIC NET LOSS PER SHARE
                                           $    (0.01) $    (0.00)
                                           ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                     1,999,975   1,999,975
                                           ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on June 28, 1984 through December 31, 2004

                                                                        Deficit
                                                                      Accumulated
                                        Common Stock      Additional  During the
                                  ---------------------    Paid-In    Development
                                    Shares      Amount     Capital       Stage
                                  ---------   ---------   ---------   ---------

Inception on June 28, 1984             --     $    --     $    --     $    --
Common stock issued for
   services at $1.16 per share
   on September 30, 1985            275,488         275     319,725        --

Net loss from inception on
   June 28, 1984 through
   December 31, 1996                   --          --          --      (320,000)
                                  ---------   ---------   ---------   ---------

Balance, December 31, 1996          275,488         275     319,725    (320,000)

Net loss for the year ended
   December 31, 1997                   --          --          --          --
                                  ---------   ---------   ---------   ---------

Balance, December 31, 1997          275,488         275     319,725    (320,000)

Net loss for the year ended
   December 31, 1998                   --          --          --          --
                                  ---------   ---------   ---------   ---------

Balance, December 31, 1998          275,488         275     319,725    (320,000)

Common stock issued for
   services at $1.16 per share
   on February 17, 1999               2,580           3       2,997        --

Net loss for the year ended
   December 31, 1999                   --          --          --        (9,000)
                                  ---------   ---------   ---------   ---------

Balance, December 31, 1999          278,068         278     322,722    (329,000)

Common stock issued for
   services at $0.003 per share
   on January 30, 2000            1,721,907       1,722       4,278        --

Capital contributed for
   expenses paid by stockholders       --          --         1,912        --

Net loss for the year ended
   December 31, 2000                   --          --          --        (1,912)
                                  ---------   ---------   ---------   ---------
Balance December 31, 2000         1,999,975   $   2,000   $ 327,000   $(329,000)
                                  ---------   ---------   ---------   ---------


   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on June 28, 1984 through December 31, 2004

                                                                    Deficit
                                                                  Accumulated
                                    Common Stock      Additional  During the
                              ---------------------    Paid-In    Development
                                Shares      Amount     Capital       Stage
                              ---------   ---------   ---------   ---------

Balance December 31, 2000     1,999,975   $   2,000   $ 327,000   $(329,000)

Capital contributed for
  expenses paid by
  shareholders                     --          --           200        --

Net loss for the year ended
   December 31, 2001               --          --          --          (200)
                              ---------   ---------   ---------   ---------

Balance, December 2001        1,999,975       2,000     328,112    (329,227)

Net loss for the year ended
   December 31, 2002               --          --          --        (8,115)
                              ---------   ---------   ---------   ---------

Balance, December 31, 2002    1,999,975       2,000     329,112    (339,227)

Services contributed by
  officers and directors           --          --           160        --

Net loss for the year ended
   December 31, 2003               --          --          --        (6,555)
                              ---------   ---------   ---------   ---------

Balance, December 31, 2003    1,999,975   $   2,000   $ 329,272   $(345,782)

Services contributed by
  officers, directorsd, and
  a stockholder                    --          --         2,100        --

Net loss for the year ended
   December 31, 2004               --          --          --       (15,490)
                              ---------   ---------   ---------   ---------

Balance, December 31, 2004    1,999,975   $   2,000   $ 331,372   $(361,272)
                              =========   =========   =========   =========


   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                       From
                                                                  Inception on
                                            For the Years Ended      June 28,
                                               December 31,       1984 Through
                                        ------------------------  December 31,
                                            2004          2003         2004
                                        ----------    ----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                             $ (15,490)   $  (6,555)   $(361,272)
  Adjustments to reconcile
  Net loss to net cash used by
  operating activities:
  Common stock issued for services          --           --        329,000
  Services contributed by
   by stockholders                         2,100         160        4,372
  Changes in operating assets
   and liabilities:
    Increase in accounts payable           3,943       1,000        5,443
  Increase in due to stockholder           9,447       5,395       22,457
                                       ---------    ---------    ---------
  Net Cash Used in
   Operating Activities                     --           --           --
                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES        --           --           --
                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES        --           --           --
                                       ---------    ---------    ---------
CHANGE IN CASH                              --           --           --

CASH AT BEGINNING OF PERIOD                 --           --           --
                                       ---------    ---------    ---------
CASH AT END OF PERIOD                  $    --      $    --      $    --
                                       =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)

                                                                        From
                                                                   Inception on
                                           For the Years Ended      June 28,
                                               December 31,        1984 Through
                                         ------------------------  December 31,
                                            2004          2003         2004
                                        ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                             $     --      $    --       $     --

   Income Taxes                         $     --      $    --       $     --


NON CASH FINANCING ACTIVITIES

Common stock issued for services        $     --      $     --      $  329,000
Services contributed by stockholders    $    2,100    $      160    $    4,372











   The accompanying notes are an integral part of these financial statements.


                                      F-8a

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Business and Organization

          Silver River  Ventures,  Inc.  (The Company) was organized on June 28,
          1984, under the laws of the State of Idaho. As set forth in its Articles of Incorporation, the Company was created to engage in the business of developing of mineral resources in the mining districts of northern Idaho. However, from the time of its inception the Company has not engaged in any material business operations. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.

          On December 10, 1999, the Company formed a corporation in Nevada with the intent to move its domicile to Nevada. On January 18, 2000, the Company implemented its change of domicile and became a Nevada Corporation. As a result, the Idaho corporation was dissolved.

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

          b. Cash and Cash Equivalents

          For  purposes  of  financial  statement   presentation,   the  Company
          considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

          c. Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          d. Revenue Recognition

          The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

          e. Basic Loss Per Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                              For the Years Ended
                                                 December 31,
                                            2004               2003
                                      -------------        ------------
               Loss (numerator)       $    (15,490)        $     (6,555)
               Shares (denominator)      1,999,975            1,999,975
                                      ------------         ------------
               Per share amount       $      (0.01)        $      (0.00)
                                      ============         ============

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

          f. Income Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:
                                                      2004              2003
                                                 --------------  -------------
                Deferred tax assets:
                       NOL carryover             $      15,390   $      10,790
                       Contributed services                660            --

                Deferred tax liabilities:                 --              --

                Valuation allowance                    (16,050)        (10,790)
                                                 --------------  -------------
                       Net deferred tax asset    $        --     $        --
                                                 ==============  =============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                       2004            2003
                                                 --------------  -------------
                       Book Income               $     (6,040)   $    (2,555)
                       Contributed services               780           --
                       Valuation allowance              5,260          2,555
                                                 --------------  -------------
                                                 $       --      $      --
                                                  =============  =============

          At December 31, 2004, the Company had net operating loss carryforwards of approximately $39,000 that may be offset against future taxable income through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

            g.   Newly Issued Accounting Pronouncements

           During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

           SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

           SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

           SFAS No. 151 -- In November  2004, the FASB issued SFAS No. 151 (SFAS
           151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

           SFAS No. 153 -- In December  2004, the FASB issued SFAS No. 153 (SFAS
           153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non- Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

            g. Newly Issued Accounting Pronouncements (Continued)

           FASB  Interpretation  No. 46(R) -- In January  2003,  the FASB issued
           FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

NOTE 2 - GOING CONCERN

            The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

            In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

            The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  RELATED PARTY TRANSACTIONS

            During the years ended December 31, 2004 and 2003, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a stockholder to satisfy its debts. As of December 31, 2004 the Company had an obligation to the stockholder totaling $22,457.
                                      F-12