Form 10QSB
period 2005-06-30
SILVER RIVER VENTURES, INC.
filed 2005-08-12
CIK 1310488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number 000-51074

                           SILVER RIVER VENTURES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              74-3078125
-------------------------------                             --------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding as of June 30, 2005
-----------------------------                   -------------------------------
Common Stock, $.001 par value                           1,999,975

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                                    Page
-------                                                                                                    ----
                                                    PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004....................      4

                  Statements of Operations - six months ended June 30, 2005 and 2004 and
                    the period from inception on June 28, 1984 to June 30, 2005 (unaudited)...........      6

                  Statements of Stockholders' Equity (Deficit) - for the period June 28, 1984
                    to June 30, 2005 (unaudited)......................................................      7

                  Statements of Cash Flows - six months ended June 30, 2005 and 2004 and
                    the period from inception on June 28, 1984 to June 30, 2005 (unaudited)...........      9

                  Notes to Financial Statements ......................................................     11

Item 2.      Management's Discussion and Analysis or Plan of Operations...............................     12

Item 3.      Controls and Procedures..................................................................     13


                                                      PART II - OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying balance sheets of Silver River Ventures, Inc. at June 30, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2005 and 2004 and the period June 28, 1984 (date of inception) to June 30, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.







                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                     June 30,    December 31,
                                                       2005          2004
                                                    -----------   ----------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                                $      --     $     --
                                                    -----------   ----------
  Total Current Assets                                     --           --
                                                    -----------   ----------

  TOTAL ASSETS                                      $      --     $     --
                                                    ===========   ==========







   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    June 30,     December 31,
                                                      2005          2004
                                                  -----------    -----------
                                                  (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                $     3,626    $     5,443
  Due to stockholder                                   37,708         22,457
                                                  -----------    -----------

   Total Current Liabilities                           41,334         27,900
                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 100,000,000 shares authorized at
  $0.001 par value, 1,999,975 shares
  issued and outstanding, respectively                  2,000          2,000
Contributed capital                                   332,467        331,372
Deficit accumulated during the development
stage                                                (375,801)      (361,272)
                                                  -----------    -----------
    Total Stockholders' Equity (Deficit)              (41,334)       (27,900)
                                                  -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                    $      --      $      --
                                                  ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                         For the                       For the                From
                                      Three Months                   Six Months           Inception on
                                         Ended                          Ended               June 28,
                                        June 30,                      June 30,            1984 through
                               --------------------------    --------------------------      June 30,
                                   2005           2004           2005          2004            2005
                               -----------    -----------    -----------    -----------    -----------
REVENUES                       $      --      $      --      $      --      $      --      $      --

EXPENSES

  General and administrative         6,877            785         13,602          4,658        373,189
                               -----------    -----------    -----------    -----------    -----------
NET LOSS FROM OPERATIONS            (6,877)          (785)       (13,602)        (4,568)      (373,189)

OTHER EXPENSES

  Interest expense                    (437)          (438)          (927)          (809)        (2,612)
                               -----------    -----------    -----------    -----------    -----------
    Total Other Expenses              (437)          (438)          (927)          (809)        (2,612)
                               -----------    -----------    -----------    -----------    -----------

NET LOSS                       $    (7,314)   $    (1,223)   $   (14,529)   $    (5,467)   $  (375,801)
                               ===========    ===========    ===========    ===========    ===========

BASIC NET LOSS PER SHARE       $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          1,999,975      1,999,975      1,999,975      1,999,975
                               ===========    ===========    ===========    ===========








   The accompanying notes are an integral part of these financial statements.


                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                                                                 Deficit
                                                                               Accumulated
                                            Common Stock         Additional    During the
                                     -------------------------    Paid-in      Development
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


                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                                                                    Deficit
                                                                                  Accumulated
                                               Common Stock         Additional    During the
                                        -------------------------    Paid in      Development
                                           Shares        Amount       Capital        Stage
                                        -----------   -----------   -----------   -----------
Balance, December 31, 2001                1,999,975   $     2,000   $   329,112   $  (331,112)

Net loss for the year ended
December 31, 2002                              --            --            --          (8,115)
                                        -----------   -----------   -----------   -----------
Balance, December 31, 2002                1,999,975         2,000       329,112      (339,227)

Services contributed by
officers and directors                         --            --             160          --

Net loss for the year ended
December 31, 2003                              --            --            --          (6,555)
                                        -----------   -----------   -----------   -----------
Balance, December 31, 2003                1,999,975         2,000       329,272      (345,782)

Services contributed by
officers, directors and a shareholder          --            --           2,100          --

Net loss for the year ended
December 31, 2004                              --            --            --         (15,490)
                                        -----------   -----------   -----------   -----------
Balance, December 31, 2004                1,999,975         2,000       331,372      (361,272)

Services contributed by officers,
directors and a shareholder
(Unaudited)                                    --            --           1,095          --

Net loss for the six months ended
June 30, 2005 (Unaudited)                      --            --            --         (14,529)
                                        -----------   -----------   -----------   -----------
Balance, June 30,                         1,999,975   $     2,000   $   332,467   $  (375,801)
2005 (Unaudited)                         ==========    ==========    ==========    ==========





   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  From
                                                                              Inception on
                                                 For the Six Months Ended       June 28,
                                                         June 30,             1984 Through
                                                --------------------------     June 30,
                                                    2005          2004            2005
                                                -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $   (14,529)   $    (5,467)   $  (375,801)
  Adjustments to reconcile net
   cash used by operating activities:
  Common stock issued for services                     --             --          329,000
  Services contributed by stockholders                1,095             85          5,467
 Changes in operating assets and liabilities:
  Increase (Decrease) in accounts payable            (1,817)          (800)         3,626
  Increase in due to shareholder                     15,251          6,182         37,708
                                                -----------    -----------    -----------
  Net Cash Used by
   Operating Activities                                --             --             --
                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                   --             --             --
                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                   --             --             --
                                                -----------    -----------    -----------
NET DECREASE IN CASH                                   --             --             --

CASH AT BEGINNING OF PERIOD                            --             --             --
                                                -----------    -----------    -----------
CASH AT END OF PERIOD                           $      --      $      --      $      --
                                                ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                         For the Six Months Ended     June 28,
                                                June 30,           1984 Through
                                         ------------------------     June 30,
                                            2005         2004          2005
                                         ----------   ----------   -----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --     $     --     $     --
    Income Taxes                         $     --     $     --     $     --


NON CASH FINANCING ACTIVITIES

  Common stock issued for services       $     --     $     --     $  329,000
  Services contributed by stockholders   $    1,095   $       85   $    5,467







   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTURES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.
--------------------------------------------------------------------------------
     We are considered a development stage company with no assets or capital and with no material operations or income. Ongoing expense, including the costs associated with the preparation and filing of our registration statement and periodic reports are being paid for by advances from shareholders, which are evidenced in our financial statements as accounts payable-related party. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

     We incurred a loss of $14,529 during the six month period ended June 30, 2005 compared to a loss of $5,467 during the comparable 2004 period. The increased loss for the 2005 period is primarily attributed to the legal and accounting costs associated with finalizing our registration statements and the periodic reports required under the Securities Exchange Act of 1934.

     We incurred a loss of $7,314 during the three month period ended June 30, 2005 compared to a loss of $1,223 during the comparable 2004 period. The increased loss for the 2005 period is primarily attributed to the legal and accounting costs associated with finalizing our registration statements and the periodic reports required under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

     During the six months ended June 30, 2005, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the six month period ended June 30, 2005.


                        [SIGNATURE FOLLOWS ON NEXT PAGE.]

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SILVER RIVER VENTURES.,  INC.

Date: August 11, 2005             By:  /S/   GEOFF WILLIAMS
                                     -------------------------------------------
                                               Geoff Williams
                                               President, C.E.O. and Director
                                               (Principal Accounting Officer)