Form 10QSB
period 2005-09-30
SILVER RIVER VENTURES, INC.
filed 2005-11-15
CIK 1310488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number 000-51074

                           SILVER RIVER VENTURES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              74-3078125
--------------------------------                           --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


           19 East 200 South, Suite #1080, Salt Lake City, Utah 84111
                    (Address of principal executive offices)


                                  801) 322-3401
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding as of September 30, 2005
-----------------------------             ------------------------------------
Common Stock, $.001 par value                       1,999,975

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements....................................................    3

          Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004...    4

          Statements of Operations - three and nine months ended September 30,
          2005 and 2004 and the period from inception on June 28, 1984 to
          September 30, 2005 (unaudited)..........................................    5

          Statements of Cash Flows - nine months ended September 30, 2005 and
          2004 and the period from inception on June 28, 1984 to September 30,
          2005 (unaudited)........................................................    6

          Notes to Financial Statements ..........................................    7

Item 2.   Management's Discussion and Analysis or Plan of Operations..............    8

Item 3.   Controls and Procedures.................................................   10

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................   10

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.............   10

Item 3.   Defaults Upon Senior Securities.........................................   10

Item 4.   Submission of Matters to a Vote of Securities Holders...................   10

Item 5.   Other Information.......................................................   10

Item 6.   Exhibits and Reports on Form 8-K........................................   11

          Signatures..............................................................   12

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

     The accompanying balance sheets of Silver River Ventures, Inc. at September 30, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2005 and 2004 and the period June 28, 1984 (date of inception) to September 30, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.

                           SILVER RIVER VENTURES, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                               September 30   December 31,
                                                                  2005           2004
                                                               -----------    -----------
                                                               (Unaudited)

CURRENT ASSETS
      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                        $     3,458    $     5,443
      Due to  stockholder                                          39,279         22,457
                                                              -----------    -----------

             Total Current Liabilities                             42,737         27,900
                                                              -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 1,999,975 shares issued
        and outstanding                                             2,000          2,000
      Additional paid-in capital                                  332,917        331,372
      Deficit accumulated during the development stage            377,654)      (361,272)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (42,737)       (27,900)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           SILVER RIVER VENTRUES, INC
                          (A Development Stage Company)
                       Statements ofOperations (Unaudited)


                                                                                                From
                                         For the Three                   For the Nine        Inception on
                                         Months Ended                    Months Ended          July 1,
                                         September 30                    September 30        1983 Through
                                  --------------------------   ---------------------------   September 30
                                      2005          2004           2005            2004          2005
                                  -----------    -----------    -----------    -----------    -----------


REVENUES                          $      --      $      --      $      --      $      --      $      --

EXPENSES

     General and Administrative         1,142          6,272         14,744         10,930        374,331
                                  -----------    -----------    -----------    -----------    -----------

         Total Expenses                 1,142          6,272         14,744         10,930        374,331
                                  -----------    -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS                   (1,142)        (6,272)       (14,744)       (10,930)      (374,331)
                                  -----------    -----------    -----------    -----------    -----------


OTHER EXPENSES

     Interest Expense                    (711)          (376)        (1,638)        (1,185)        (3,323)
                                  -----------    -----------    -----------    -----------    -----------

         Total Other Expenses            (711)          (376)        (1,638)        (1,185)        (3,323)
                                  -----------    -----------    -----------    -----------    -----------


NET LOSS                          $    (1,853)   $    (6,648)   $   (16,382)   $   (12,115)   $  (377,654)
                                  ===========    ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE              $     (0.00)   $     (0.00)   $     (0.01)
                                  ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              1,999,975      1,999,975      1,999,975
                                  ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                           SILVER RIVER VENTURES , INC
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                         From
                                                                                     Inception on
                                                                For the Nine         June 28, 1984
                                                                Months Ended           Through
                                                                September 30         September 30,
                                                         --------------------------   -----------
                                                             2005           2004          2005
                                                         -----------    -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $   (16,382)   $     2,115)  $   377,654)

     Adjustments to reconcile net loss to
       net cash used by operating activities:
            Common stock issued for services                    --             --         329,000
            Services contributed by shareholders               1,545             85         5,917
     Changes in operating assets and liabilities
            Increase (decrease) in accounts payable           (1,985)         4,622         3,458
            Increase in due to shareholder                    16,822          7,408        39,279
                                                         -----------    -----------   -----------

                 Net Cash Used by Operating Activities          --             --            --
                                                         -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                            --             --            --
                                                         -----------    -----------   -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                           --             --            --
                                                         -----------    -----------   -----------


            NET DECREASE IN CASH                                --             --            --

            CASH AT BEGINNING OF PERIOD                         --             --            --
                                                         -----------    -----------   -----------

            CASH AT END OF PERIOD                        $      --      $      --     $      --
                                                         ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

            Interest                                     $      --      $      --     $      --
            Income Taxes                                 $      --      $      --     $      --

     NON-CASH FINANCING ACTIVITIES

            Common stock issued for services             $      --      $      --     $   329,000
            Services contributed by stockholders         $     1,545    $        85   $     5,917



     The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We incurred a loss of $16,382 during the nine month period ended September 30, 2005 compared to a loss of $1,185 during the comparable 2004 period. The increased loss for the 2005 period is primarily attributed to the legal and accounting costs associated with finalizing our registration statements and the periodic reports required under the Securities Exchange Act of 1934.

     We incurred a loss of $1,853 during the three month period ended September 30, 2005 compared to a loss of $6,648 during the comparable 2004 period. The decreased loss for the 2005 period is primarily attributed to the legal and accounting costs associated with finalizing our registration statements and the periodic reports required under the Securities Exchange Act of 1934, in the prior year.

Liquidity and Capital Resources

     During the nine months ended September 30, 2005, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the nine month period ended September 30, 2005.




                        [SIGNATURE FOLLOWS ON NEXT PAGE.]

                                   SIGNATURES




     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SILVER RIVER VENTURES.,  INC.


Date: November 14, 2005             By:  /S/   GEOFF WILLIAMS
                                     -------------------------------------------
                                               Geoff Williams
                                               President, C.E.O. and Director
                                               (Principal Accounting Officer)