Form 10KSB
period 2005-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2006-04-17
CIK 1310488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number: 000-51074

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                              74-3078125
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

              1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (515) 233-8333

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the issuer's revenues for its most recent fiscal year.  $ 113,855

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $2,330,958 (Based on price of $4.60 per share on April 14, 2006)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding as of March 31, 2006
     -----------------------                   --------------------------------
     Common Stock, Par Value                            24,000,000
          $0.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]


                      BioForce Nanosciences Holdings, Inc.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
                                     PART I

Item 1.    Description of Business .......................................................   3

Item 2.    Description of Property........................................................  21

Item 3.    Legal Proceedings..............................................................  21

Item 4.    Submission of Matter to a Vote of Security Holders.............................  21

                              PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......................  21

Item 6.    Management's Discussion and Analysis or Plan of Operation......................  23

Item 7.    Financial Statements...........................................................  27

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................  28

Item 8A.   Controls and Procedures........................................................  28

Item  8B   Other Information..............................................................  28

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...........................  28

Item 10.   Executive Compensation.........................................................  30

Item 11.   Security Ownership of Certain Beneficial Owners and Management.................  32

Item 12.   Certain Relationships and Related Transactions.................................  33

Item 13.   Exhibits.......................................................................  33

Item 14.   Principal Accountant Fees and Services.........................................  33

           Signatures.....................................................................  35


                                     PART I

Item 1.  Description of Business

     History
     -------

     BioForce Nanosciences Holdings, Inc. was incorporated in the State of Idaho on June 28, 1984 as Silver River Mining Co., Inc., Inc., primarily to engage in the business of developing mineral resources in the mining districts of northern Idaho. In January 2000, we changed our corporate domicile from Idaho to the State of Nevada and changed our name to Silver River Ventures, Inc.

     On  February  24,  2006,   we  completed   the   acquisition   of  BioForce
Nanosciences, Inc., a Delaware corporation with operation in Ames, Iowa ("BioForce"). The acquisition was made pursuant to an agreement entered into on November 30, 2005, whereby we agreed to merge our newly created, wholly-owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce with BioForce being the surviving entity as our wholly owned subsidiary.

     Prior to completion of the acquisition on January 31, 2006, we effected a 2 shares for 1 share forward stock split of our issued and outstanding shares of common and, on February 1, 2006, we changed our corporate name to BioForce Nanosciences Holdings, Inc. As a result of the forward stock split, our outstanding shares of common stock increased from 1,999,975 shares to 3,999,950 shares. Under the terms of the merger agreement we issued an aggregate of 16 million shares of our common stock, post-split, to the stockholders of BioForce. We also agreed to issue to current holders of BioForce stock options and warrants, new options and warrants exercisable to purchase shares of Silver River common stock, on terms and conditions equivalent to the existing terms and conditions of the respective BioForce options and/or warrants. The maximum number of shares of our common stock available for the conversion of these new stock options and warrants will be 2,537,565 shares.

     Prior to the acquisition of BioForce, we conducted only limited business operations seeking potential operating businesses and/or business opportunities with the intent to acquire or merge with such businesses. As a result of the acquisition of BioForce, we are now engaged in the development of certain technology for ultramicro- and nanoscale placement and patterning of active biomolecules and other materials and marketing the NanoArrayer(TM) System, a proprietary instrumentation/software platform.

     Our principal executive offices are located at 1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010 and our telephone number is (515) 233-8333.

     Private Placement
     -----------------

     As an additional term of the acquisition of BioForce, we were required to initiate a private placement of up to 4 million shares of our common stock (post-split) priced at $1.50 per shares, or a maximum of $6 million. Closing of the merger agreement was contingent on our realizing a minimum of $2.5 million from the private placement. Upon attaining the minimum amount, we proceeded to close the merger on February 24, 2006.

     Following the consummation of the BioForce acquisition, we completed the private placement by selling a total of 4,000,000 shares for gross proceeds of $6,000,000. We will use the proceeds from the offering for research and product development, sales and marketing, capital expenditures, patents and intellectual property and working capital.

     Current Business Activities
     ---------------------------

     BioForce owns patented and patent-pending technology for ultramicroscale placement and patterning of femtoliter and smaller volumes of active biomolecules and other materials at discrete locations on silicon chips and other surfaces. It has the advantages of both early market entry and what
BioForce believes to be a strong patent estate, the latter of which includes nanoarrays of biomolecules. As the nanotechnology industry matures, BioForce will likely be well positioned to profit from technology license arrangements and use of its flagship desktop molecular printer, the NanoArrayer(TM), by researchers, developers and manufacturers.

     BioForce has developed proprietary instrumentation, devices and methodologies for printing proteins and other biomolecules in their active forms onto a variety of surfaces with high precision in ultramicro (<15 microns) and nanoscale (<1,000 nanometers) domains. Readout of the interactions between printed biomolecules with other molecules or structures may be achieved by a number of methods, including both novel strategies (e.g., non-destructive surface profiling) as well as conventional approaches (e.g., fluorescence), thus providing NanoArrayer products with unique attributes for customers.

     The NanoArrayer(TM) System has the ability to position, print, and pattern a broad range of materials on silicon chips at approximately the 1-15 micrometer spatial scale (ultramicroscale) to produce ultraminiaturized biological sensors, biomedical tests and other ultraminiaturized devices. This ability addresses a fundamental requirement for the growth of the nanotechnology industry and overcomes some of the limitations of existing tools for surface encoding and modification at the ultramicroscale. This technology may be further developed to produce sub-micron, i.e., "nanoscale" features. This powerful technology is formatted as a desktop system that is robust, modular, fully integrated, intuitive and easy to use. BioForce is one of the very few nanotechnology companies that has completed the product development cycle and is now focused on sales and marketing. This effort was supported by over $10 million in financing from various governmental agencies, Societe General Asset Management and other investors.

     In parallel with the development of the NanoArrayer(TM) System, BioForce has produced the patented ViriChip(TM) for multiplexed whole virus detection, and a prototype prostate specific antigen ("PSA") detection test using as few as four cells. BioForce can develop specialized chips for client-specific uses and/or BioForce's own direct sales. A number of external collaborations are also ongoing with, for example, Johns Hopkins Medical School (biosensors and single cell cancer studies), and New Link Genetics (drug discovery). These collaborations illustrate how customers and partners can achieve new benefits using the breakthrough technology represented by the NanoArrayer(TM) System.

     Management believes that those companies that will enjoy early successes in nanotechnology will be those companies that create the fundamental tools and methodologies that enable future developments as the industry grows. In contrast to the expanding number of "nanotechnology" companies, many of which have no products on the horizon, BioForce has a history of product development and sales in the nanotechnology industry.

     In addition to "organic" growth from within, BioForce anticipates "quantal" growth through a combination of merger and acquisition activities. In this way the Company intends to create synergistic "business units" each of which has revenue generating potential but between which there is also some form of interaction to enhance the total value of the company and its technology platforms.

Technology Development

     The NanoArrayer(TM) System
     --------------------------

     BioForce's primary commercialization strategy is to sell the NanoArrayer(TM) System to a widely diversified group of users, including federal and academic scientific institutions and industrial organizations, such as biotechnology and pharmaceutical companies. The NanoArrayer(TM) System can be viewed as a desktop printer for molecules and materials. The NanoArrayer System uses proprietary consumable lines of microfabricated print cartridges (Surface Patterning Tools; SPT(TM)) and print substrates (Sindex(TM) Chips). Driven by the limitations of existing technologies, the requirement for academic, government and industrial researchers and product development teams to move to the ultramicro- and, ultimately, nanoscale will likely create a very attractive market for the NanoArrayer(TM) System.

     Successful adoption of the NanoArrayer(TM) System in the United States would likely open opportunities for the development of export markets. Following launch of the NanoArrayer(TM) in January 2005, BioForce has compiled a list of candidate customers, some of whom have requested formal price quotes and/or initiated fund raising activities for a purchase. List price per unit will likely start at around $125,000 and sales forecasts also include an ongoing requirement for consumable accessories for the NanoArrayer(TM) System.

     Other Future Technologies and Products
     --------------------------------------

BioForce anticipates parallel sales of NanoArrayer Systems and peripheral products. The latter includes:

     o   Consumable  and  AFM  Solutions  Products:   This  includes  BioForce's
         existing AFM Solutions (AFMS) product line, as well as customized Surface Patterning Tools (SPT(TM)) and chips (Sindex(TM))

     o ViriChip(TM) System: The ViriChip(TM) System is a proprietary ultramicroscale pathogen biosensor platform for detecting and identifying viruses. The ViriChip(TM) was developed using BioForce's patented NanoArrayer(TM) technology. BioForce will continue activities oriented toward establishing a license agreement with an existing diagnostics firm for commercialization of the ViriChip(TM) System for clinical and/or biodefense applications.

     o Custom NanoArrayer(TM)-enabled Services and Devices. BioForce will continue its activities geared toward developing contractual relationships for the production of NanoArrayer enabled chips and devices.

     o New Products and Inventions. The Company has a large portfolio and pipeline of Intellectual Property that it believes has the opportunity for substantial commercialization. The Company will attempt to leverage this in-house potential with external technologies through strategic merger and acquisition activity if and when appropriate.

Nanotechnology Industry

     Nanotechnology is defined by the National Nanotechnology Initiative as "research and technology development at the atomic, molecular or macromolecular levels, in the length scale of approximately 1 to 100 nanometers." For comparative purposes, the diameter of a human hair is about 200,000 nanometers; the diameter of a hydrogen atom is about 1/10 of a nanometer.

     With the passage by Congress of the Nanotechnology Research and Development Act, authorizing $3.7 billion for nanotechnology development the US government acknowledged the importance of this new era. However, to achieve the long-term vision of nanotechnology, critical incremental steps must be taken in a practical manner. BioForce has developed the NanoArrayer(TM) System to enable the first steps toward the greater vision of nanotechnology.

     BioForce is currently positioned to participate in two of the four market segments identified in a 2002 review by Punk, Ziegel & Company, which include:

     o   Instrumentation, Tools, Computer Simulation (NanoArrayer(TM))
     o   Life Sciences (ViriChip(TM), PSA on four cells, etc.)
     o   Materials (nanomaterials)
     o   Electronics/Information Technology and Optical Applications

Products

     NanoArrayer(TM) System
     ----------------------

     The  NanoArrayer(TM)  System  places  proteins  and  other  biological  and non-biological materials onto silicon chips and other surfaces with ultramicroscale spot sizes ranging from 15 microns to 1 micron and micrometer to nanometer scale spatial precision. BioForce believes that the technology can be further refined to create sub-micron feature sizes when appropriate. BioForce also believes that ultraminiaturized arrays and patterns of up to 10-50 domains or more can be readily produced and subsequently used as test sites for biomolecular interactions with minimal spatial and sample requirements. The complete system includes the NanoArrayer(TM) (the "printer"), SPTs(TM), the "print cartridges" and Sindex(TM) Chips (the "paper"). The system is controlled by user-friendly software with a graphical interface that is designed to retain significant depth for power users while providing a rapid learning cycle for day-to-day users. The entire system is modular to facilitate field maintenance and minimize production time and expense.

     In many contexts the advantages of transitioning from the microscale to the ultramicroscale and, ultimately, the nanoscale for biomedical and life sciences applications are profound. These include the obvious advantages of increased throughput, portability, and integration with lab-on-a-chip devices. Perhaps less obvious, but no less important, is the reduction in amount of sample required, making possible a detailed and meaningful biomedical analysis on just a few cells. This capability creates the opportunity for the development of minimally invasive diagnostic tests (e.g., for cancer, diabetes, and other diseases). Finally, this new ability for the creation of ultraminiaturized tests and devices will spawn new, as yet undiscovered, ideas with value both within and outside of the life sciences. A pre-commercial NanoArrayer(TM) (prototype version III) has successfully undergone field-testing at UC Santa Cruz and Oak Ridge National Laboratory, and is currently undergoing extensive beta testing at Johns Hopkins University in Baltimore, MD. BioForce launched is fourth generation, first commercial version of the NanoArrayer(TM) System in January 2005. BioForce believes that the NanoArrayer(TM) could become the industry standard for ultramicroscale molecular printing, much like the ink jet printer is for home and industrial printing.

     ViriChip(TM) System
     -------------------

     BioForce's first commercial example of the NanoArrayer's(TM) manufacturing capability is the patented ViriChip(TM) System. This system could represent a breakthrough in medical virology and in other fields where virus detection is important, including biodefense, agri-bio and environmental monitoring.

     The ViriChip(TM) System detects multiple viruses simultaneously on a single chip and requires a microliter or less of sample to do so. The system includes virus-specific ViriChipsTM and a rapid nondestructive reading technology, which is currently in development embodied in the NanoReaderTM. The ViriChip(TM) form factor is very malleable and the device may be formatted in numerous ways including, for example, a cartridge, dipstick or swab.

     A distinguishing feature of this methodology is that ViriChip can be "read" using Molecular Surface Profiling (MSP(TM)), which directly reports the presence or absence of viral particles. This technique, based on the technology of Atomic Force Microscopy (AFM) has yet to be fully exploited in the life sciences, and the ViriChip(TM) may be considered a "killer application" for AFM. MSP is a powerful, ultra-sensitive, label-free and non-destructive method for analyzing BioForce's nanoarray products. It is particularly well suited for ViriChip(TM) analysis because viruses fall into the size range "sweet spot" that is difficult or impossible to directly observe by optical methods, but ideal for MSP(TM) detection. Importantly, even after being "read" by MSP(TM), viruses remain bioactive and their genomes are amenable to polymerase chain reaction (PCR) amplification. It is noteworthy that the ViriChip(TM) is also compatible with conventional readout methods such as fluorescence (an indirect method of observation) or immunological approaches.

          BioForce has extensively laboratory tested ViriChip(TM). In some tests ViriChip(TM) was shown to be 3,000 times more sensitive than ELISA (Enzyme Linked ImmunoSorbant Assay; a widely used immunological detection method) and is effective in isolating viruses from environments that normally inhibit genome identification by the most widely used genomic test, the polymerase chain reaction (PCR). Interestingly, once a ViriChip(TM)
     analysis has been completed the sample amenable to PCR (due to the "cleansing" action of the ViriChip(TM) treatment and MSP's non-destructive characteristics). Studies conducted by BioForce have shown that the ViriChip(TM) can enhance PCR sensitivity 10,000-fold or more in certain cases and works under conditions where PCR totally fails. In contrast to ELISA (which detects proteins and protein fragments) and PCR (which detects genomic fragments), the ViriChip(TM) directly detects the infectious virus particles and permits, in some cases, subsequent cell culture of detected viruses due to its nondestructive nature. Thus, the ViriChip(TM) can be both a diagnostic and discovery platform, which is particularly timely in view of the recent SARS outbreak and anticipated avian flu pandemic. Finally, the ultraminiaturized nature of the ViriChip(TM) makes it amenable to a large number of physical formats, including virtually "invisible dust" for biodefense and/or covert biosensing. BioForce's business plan calls for developing a licensing agreement with an appropriate partner to develop the ViriChip(TM) into a commercial product.

     Custom Nanoarrays and Applications Development
     ----------------------------------------------

     A very attractive short-term opportunity for BioForce is the production of custom nanoarrays under license for a variety of potential clients, including research institutions, pharmaceutical companies, medical diagnostics companies, agrichemical firms and others. This custom manufacturing activity will offer a significant revenue generating opportunity and hopefully lead to the development of additional NanoArrayer(TM) applications.

     The use of protein biomarkers to detect and monitor disease is a strongly emerging area, and one that is targeted in BioForce's product development plan. BioForce has explored the use of the ultramicroarrays for analysis of small numbers of cancer cells and the protein biomarkers generated by them. The cancer biomarker project at BioForce was begun as an application for the NanoArrayerTM System to provide a unique assay structure that can handle extremely small sample volumes, such as those obtained by laser capture microdissection (LCM). To date, BioForce has reliably detected Prostate Specific Antigen and another protein biomarker from as few as 4 cells in culture and 100 cells isolated by LCM.

     BioForce's longer-term vision includes the following product development goals:

     o Integration of increasingly sophisticated microfluidics to facilitate high throughput testing in the nanoarray format.

     o Development of additional nanoarray tests and devices for the next generation of ultraminiaturized biomedical analysis and discovery (including "chip-on-a-tip," a patent pending technology).

     o Creation of novel printing tools that will facilitate delivery of materials in a highly parallel fashion with minimum crosstalk.

     Consumable Printing and Patterning Tools
     ----------------------------------------

     BioForce has developed proprietary products to support the NanoArrayerTM System. Surface Patterning Tools (SPTTM) provide a pallet of print cartridge formats for customer selection. The SindexTM chips are index-etched printing surfaces that offer both the required surface chemistry as well as readily observed indexing features for easy location and relocation of arrays on the chip. These tools will also have utility in atomic force microscopy and other non-NanoArrayer(TM) applications, and add to the stand-alone AFMS business element at BioForce.

     AFM Solutions ("AFMS")
     ----------------------

BioForce currently markets a line of accessories for atomic force microscopists, including:

     o TipCleaner(TM), a CE certified device used for decontaminating AFM probes (the stylus that profiles the surface of a specimen) and other purposes.

     o   Mica and Sindex(TM) (silicon) substrates, microparticles.

     o   Specialized AFM probes.

     Sales of these products serve two important purposes:

     1. Generation of a small but profitable revenue stream, serving AFM customers. BioForce believes that, with minimal additional effort, significant growth of the AFM Solutions line is achievable.

     2. Creation of BioForce brand recognition and establishment of a direct pathway to customers for emerging products such as the NanoArrayer(TM) System and custom nanoarrays. The AFM Solutions sales and distribution network will provide an excellent source of research market intelligence as well as specific sales opportunities.

Intellectual Property and Patent Protection

     BioForce plans to aggressively defend and expand its intellectual property and technology by applying for patent and/or copyright protection as well as strategically licensing appropriate externally generated intellectual property. BioForce will continue to establish comprehensive intellectual property coverage in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities. BioForce also relies on trade secrets, common law trademark rights and trademark registrations, and will continue to protect its intellectual property via non-disclosure agreements, license agreements and limited information distribution.

     BioForce's IP estate has been designed to create a strong position as the market evolves over the next several years. BioForce is aware of the necessity of carving out a defined portion of IP space while minimizing the potential for conflict with existing patents. Its initial focus has been largely, though not exclusively, in the life sciences area.

     The technology covered in our intellectual property distinguishes it from competitors in several ways:

     o First, the NanoArrayer(TM) System is a unique and company-owned technology that allows direct printing of large molecular species and molecular complexes, including whole viruses, directly onto a variety of surfaces. The NanoArrayer(TM) is not an AFM nor does it use AFM-based lithographic methodology.

     o Second, BioForce has identified and pursued commercially lucrative protein chip and NanoArrayer(TM) applications that require relatively low spot density, thereby precluding overlap in areas of high-density oligonucleotide microarrays.

     o   Third,  BioForce  is  developing  a unique  method  of  non-destructive
         "reading"  of  samples,   based  on  Molecular  Surface   Profiling(TM)
         (MSP(TM)).

     o Fourth, Surface Patenting Tools (SPT(TM)) technology is patent-pending, company-owned and not related to AFM or other microcantilever-based sensing or imaging technology.

     BioForce owns six core patents or patents pending and several other surrounding patents. Multiple patent applications related to these are pending in several countries. BioForce is using significant efforts to establish a strong patent and technology barrier around its nanoarray technology in order to create a formidable obstacle to entry for competitors.

Patent Estate

------------------------------------------------------------------------------------------------
                                     Core Patents and Patents Pending
------------------------------------------------------------------------------------------------
o     US Patent No. 6,573,369: Biomolecular Nanoarrays
------------------------------------------------------------------------------------------------
o     US Patent No. 6,897,015: Method for Detecting Pathogens (ViriChip(TM))
------------------------------------------------------------------------------------------------
o     US Patent No. 6,716,578: Method and Apparatus for Solid State Genome Mapping
------------------------------------------------------------------------------------------------
o     US Patent No. 5,763,768: Analytical Method Using Modified Scanning Probes (ISU license)
------------------------------------------------------------------------------------------------
o     US Patent No. 6,146,899: Height Referencing Biochemical Cassette (ISU license)
------------------------------------------------------------------------------------------------
o     US Patent No. 6,998,228: Nanoscale Molecular Deposition
------------------------------------------------------------------------------------------------
o     US Patent No. 7,008,769: Nanoscale Molecular Arrayer
------------------------------------------------------------------------------------------------
o     Patent Pending:  NanoArrayer(TM) Instrumentation and Method of Use
------------------------------------------------------------------------------------------------
o     Patent Pending:  Parallel Analysis of Molecular Interactions
------------------------------------------------------------------------------------------------
o     Patent Pending:  Method and Apparatus for Material Deposition (SPTs(TM))
------------------------------------------------------------------------------------------------
o     Patent Pending:  Method of Reading NanoArrays (MSP(TM))
------------------------------------------------------------------------------------------------
o     Patent Pending:  Method for Biodetection in Small Volumes (Chip on a Tip)
------------------------------------------------------------------------------------------------

Nanoarrays (US Pat. No. 6,573,369). This fundamental patent, issued in June 2003, claims arrays of biomolecular species at a scale of 1 micron(2) or less in area. There are few limitations to the types of material that can be deposited in arrays of this scale or the method of deposition. A key point is that BioForce focuses on low-density protein nanoarrays at present. Two divisional applications with claims to methods of making and using the arrays are currently pending.

ViriChip(TM) (US Patent No. 6,897,015). This application has allowed claims to methods that protect the ViriChip(TM) virus capture assay system. This virus detection approach is anticipated to set a new standard in ultramicron scale virus detection for medical diagnostics, biodefense and other applications.

Reading Nanoarrays by AFM (US Patent Pending and US Pat. No. 6,573,369). This pending patent application is designed to broaden BioForce's coverage of the use of AFM as a read-out tool for nanoarrays. In some instances, e.g., ViriChip(TM), the use of AFM (or the surface profiling method being developed by BioForce, MSP(TM)) is a key element of the process. Issuance of a patent with these methods claims could provide a significant barrier to competition, or, more likely, encourage competitors to enter into licensing discussions with BioForce.

Genome Mapping (US Patent No. 6,716,578). This patent, issued April 6, 2004, teaches a method for directly mapping genomes using atomic force microscopy. The method is based on using certain DNA binding entities to identify specific sequence elements in the genome. This approach circumvents tedious gel-based approaches and removes the need for "re-assembly and re-ordering" calculations since all of the genome fragments are immediately identified in their native locations in the DNA, and in the correct order.

NanoArrayer(TM) Instrumentation and Method of Use (US Pat. No. 7,008,769). This pending patent application describes the NanoArrayer(TM), a dedicated instrument for creating nanoarrays. NanoArrayer(TM) is not an AFM. BioForce has constructed this instrument from first principles with the sole purpose of creating nanoarrays. Thus, unlike the multifaceted AFM, the NanoArrayer(TM) is focused on its dedicated task and we believe it will be the instrument of choice for creating nanoarray tests. The patent application describes operational modes of the device and various embodiments. A continuation in part (CIP) is pending that covers additional embodiments of the NanoArrayer.

Nanoscale Molecular Deposition (US Patent No. 6,998,228). This application covers a method for placing molecules or other nanoscale entities at specific locations on surfaces.

Method and Apparatus for Material Deposition (US Patent Pending). This patent application describes the construction and use of microfabricated devices (such as SPTs(TM)) for molecular deposition. These devices are the "print cartridges" of the NanoArrayer(TM) System and represent a significant consumable line of molecular printing products.

Trademarks

     We  have  several   trademarks   or  trademark   applications   pending  or
contemplated. These include:

BioForce Nanosciences(TM)         Smaller is Better(TM)         NanoArrayer(TM)     ViriChip(TM)
NanoReader(TM)                    Chip-on-a-tip(TM)             TipCleaner(TM)      SPT(TM)
Sindex(TM)                        MSP(TM)                       FemtoWare(TM)       Practical Nanotechnology(TM)

Additional trademark applications will be filed as is appropriate.

     It is noteworthy that the Company intends to expand its IP portfolio through continued invention and patenting in-house as well as acquisition of synergistic IP through merger and acquisition activities.

Markets and Competition

     BioForce recognizes that the long-term market potential for the NanoArrayer(TM) is large, however it has a sales and marketing strategy that is designed to access specific sub-segments of these large markets to initiate is commercial activities. The long-term large markets are:

Microarrays - $2.6 billion: The total biochip market, including production and detection technologies and DNA/protein biochips, is estimated to reach $2.6 billion in 2006 (for reference see http://www.marketreports.com/acatalog/protbioc.html). The protein biochip market segment is expected to reach $250 million in 2005 and is growing at an annual rate of 35%, driven by the drug discovery and epidemiological profiling work of pharma, medical universities and biotechnology companies. As a production technology, the NanoArrayerTM System will enable several market sub-segments within this large market, which include Lab-on-a-Chip, cell biology and protein array-based research and analysis.

Molecular Diagnostics - $1.5-2.5 billion: This market includes medical diagnostics. The in vitro medical diagnostic kit (MDK) market is estimated at $1.5-2.5 billion. BioForce has generated proof of principle, multiplexed prototype products for specific virus detection assays and cancer biomarker chip-based fluorescent assays with detection levels lower than current device capabilities and using significantly less biological material. To begin to access this market, BioForce is developing a strategy for licensing its ViriChipTM System with a market leader(s) in the MDK industry.

Molecular Detection - $4 billion: Cutting edge technologies are now employing nanofabrication and microfabrication to provide integrated sensor arrays, ultra-high sensitivities, ease of use, reliability and real-time measurements, which will increase the chemical sensor and biosensor market share, the size of the U.S. sensor manufacturers, and the movement of sensor technology into new markets. This will, in turn, create a combined market for chemical sensors and biosensors of over $4 billion by 2007. As biosensor devices are further miniaturized, it has become increasingly difficult to functionalize (coat) the small surfaces. Our early adopter beta sites have found the NanoArrayerTM System uniquely suitable for this purpose. Hence, BioForce is targeting biosensor developers as early customers for the NanoArrayer system.

Nanotechnology Instrumentation/Atomic Force Microscopy (AFM) - $1 billion: The nanotechnology instrument market is estimated at $1 billion (Punk & Ziegel). The AFM market represents an existing model for growth of nanotechnology instrumentation. There are an estimated 15,000 AFM devices in the field. The NanoArrayerTM molecular printing system creates chips and devices of a size scale that complements the detection and molecular analysis capabilities of AFM technology. BioForce is developing the NanoReader(TM) to illustrate the utility of AFM as a bio-readout device and initiate access to this market. BioForce is also exploring other complementary opportunities with other instrumentation such as the LCM.

----------------------------- ------------------- ----------------------- --------------------------------------------
         Market Segment         Market Size(3)        Competitors(2)                       Advantage
----------------------------- ------------------- ----------------------- --------------------------------------------
Microarrays(1)                   $2.6 billion     o     Affymetrix,        o    Unrestricted printing surface
                                                                                requirements
                                                  o     BioRad             o    Direct & rapid protein printing
                                                  o     Perkin Elmer       o    Multiplexed printing
                                                  o     Agilent            o    Small volume of sample
                                                  o     NanoInk            o    Single Cell analysis
----------------------------- ------------------- ----------------------- --------------------------------------------
Protein Biochips(1)              $250 million                             o
----------------------------- ------------------- ----------------------- --------------------------------------------
Molecular Diagnostics          $1.5-2.5 billion   o     Lab Corp          o     Reduced cost & time
                                                                          o     Non-destructive
                                                                          o     >1,000 more sensitive than ELISA
                                                  o     Quest Diagnostics o     Multiplexed
----------------------------- ------------------- ----------------------- --------------------------------------------

----------------------------- ------------------- ----------------------- --------------------------------------------
Molecular Detection            $4 billion         o     Lab Corp          o     Functionalized coatingof
                                                  o     Quest Diagnostics       miniaturized test surfaces
----------------------------- ------------------- ----------------------- --------------------------------------------



Nanotech. Instrumentation         $1 billion      o     Veeco             o     Pattern printing capabilities
                                                                          o     Printing   domains  15  micron  to  <1
                                                                                micron
                                                                          o     Multiplexed printing
                                                                          o     Direct & rapid protein printing
                                                  o     Agilent           o     Low density, high volume chips
                                                  o     FEI               o     No dependence on outside patents or
                                                                                technologies
----------------------------- ------------------- ----------------------- --------------------------------------------
Atomic Force Microscopy          $10 million      o     Novascan          o     First to market
                                                                          o     International reach
(Specialized Products)                                                    o     CE market
                              (Company Estimate)                          o     Full product line
----------------------------- ------------------- ----------------------- --------------------------------------------

1 Non-life science markets are not included in the forecast.
(2) Competitors may also be viewed as "big brother" partners and/or acquirers.
(3) Punk and Zeigel and other sources.

     Sales and Marketing Launch Strategy for NanoArrayer(TM) System
     --------------------------------------------------------------

     For 2006, BioForce's sales and marketing efforts for the NanoArrayer(TM) System will focus on customers in the research segment of a broad spectrum of industries and academia. Within the research segment, BioForce has identified unique market enabling features and key advantages that the NanoArrayer(TM) system provides over the current market leaders. Direct selling efforts will be carried out through exhibits and presentations at trade shows and scientific meetings in the United States, as well as through networks built up through existing product sales and distributor relationships. The sales and marketing team will work closely with the research and applications development group in demonstrating the NanoArrayer(TM) System's ability to meet specific customer needs. Scientific publications and testimonials by third-party field trials will complement these efforts. The foundations of a network of international distributors has been established in 2005 and will be further developed as BioForce moves forward.

     Commercial and Institutional Collaborations
     -------------------------------------------

     BioForce maintains a collaboration and partnering program that is focused on developing academic research contracts and business alliances designed to generate sales as well as create new product applications and market opportunities. Current key collaborations include:

NewLink Genetics Inc.: NewLink Genetics is a drug discovery company based in Ames, Iowa. NewLink focuses on cancer treatment and is seeking a novel technology platform for its drug discovery activities. A pilot project contract has been signed and patent licensing and project design activities are ongoing.

Johns Hopkins University: Field trials in the areas of biosensors and single cell cancer biology are underway at JHU with the NanoArrayer(TM) System and are planned to extend well into 2006. JHU is using the unique attributes of the NanoArrayer(TM) System to develop novel applications and devices in these areas.

     Several additional discussions are ongoing with potential customers and/or partners for the development of NanoArrayer enabled applications as well as the development of business relationships that will create synergy and accelerate NanoArrayer(TM) sales.

Future Strategy

     BioForce has developed a commercialization strategy that, while recognizing the breadth of the downstream opportunities for the NanoArrayer(TM) in materials and microelectronics applications, has initially focused on the life sciences. Unlike most nanotech approaches, which will take years to materialize in the form of practical, commercial products, BioForce's NanoArrayer(TM) technology has been reduced to practice, successfully field tested and commercially launched in 2005.

     BioForce's growth strategy through 2006-2007 is based on the initial marketing of the NanoArrayer(TM) System to academic/government, research and specialty laboratory customers, licensing and/or co-development of the ViriChip(TM) System, and moderate growth of existing smaller product lines and projects.

Specific growth strategy priorities for 2006-2007 include:

     o Placement (through third-party vendors) of the NanoArrayer(TM) System in a widely diversified group of user locations, such as federal and academic institutions and industrial organizations, including biotechnology and health-care companies. BioForce will endeavor to place the NanoArrayer(TM) System for research and product development purposes. The emphasis in 2006 will be placement of the System in a trial format that will not include a sales goal. Once a significant number of NanoArrayers(TM) placements has been made (approx. 15 units) BioForce will focus on sales o the System (2007).

     o Exploring licensing opportunities for ViriChip(TM) with an appropriate diagnostics partner.

     o Sale of AFM Solutions products (e.g., TipCleaner(TM)), specialty consumable products (e.g., SPT(TM), Sindex(TM) Chips) and establishment of contract custom array projects.

     o   Longer-term (2007 onward) growth is anticipated through:

     o Product sales in Canada, Europe, Japan, China and other industrialized countries.

     o   Sales in life sciences segments not currently targeted by BioForce.

     o Revenue generation from licensing and collaborations outside of the life sciences.

     o   Introduction of new products through BioForce's internal R&D pipeline.

Manufacturing and Quality Assurance

     For 2006, production and quality assurance of finished NanoArrayer(TM) units will be carried out entirely in house. Staffing plans are in place for both manufacturing and QC/QA functions. BioForce's management believes that adequate production capacity for up to 50 units is readily available and should suffice for 2006 and into 2007. Production of 50+ units will require additional physical facilities or arrangements.

     Surface Patterning Tools (SPT(TM)) and Sindex(TM) Chips are currently fabricated by BioForce personnel at an off-site microfabrication facility (University of Minnesota). BioForce has established a contractual arrangement for access to the facility by its personnel. This arrangement is adequate for 2006 and due to the standardized nature of SPTs once designs are finalized, their production can be readily outsourced to any number of commercial microfabrication facilities as necessary.

     BioForce will continue to manufacture TipCleaner(TM) and other AFMS products in-house for the foreseeable future.

================================================================================
            Development Plan: Projected Key Milestones for 2006-2007

    Year                                Milestone
------------ -------------------------------------------------------------------
2006         o   Commence placement of NanoArrayer(TM) System
             o   Acquire of additional management, production, sales & marketing and research staff
             o   Assess internal IP commercialization opportunities
             o   Begin identification of M&A opportunities
             o   Begin expansion and new Business Unit development
             o   Expand of Board of Directors and Scientific Advisory Board
             o   Investigate NanoArrayer and ViriChip licensing opportunities
             o   Raise additional funds
------------ -------------------------------------------------------------------
2007         o   Continue Instrumentation advancement and development
             o   Continue Business Unit development
================================================================================

Facilities

     BioForce operates within custom-designed 6,000 sq. ft. office, laboratory and production facilities in Aspen Business Park, Ames, Iowa. These facilities provide dedicated pilot production space for the NanoArrayer(TM) System, TipCleaner(TM) and other non-microfabricated products. Facilities are adequate to meet 2006 production needs.

     Additional space and equipment will be required within 12 months, to accommodate the expected growth in sales of BioForce's principal products. Management is currently investigating two alternatives:

     o Expansion of BioForce's current manufacturing capacity, either in Ames, or at a second location; and

     o Establishment of OEM production/sales relationships for some or all of BioForce's products.

Employees

     BioForce presently has 12 full time employees and 2 consultants, but anticipates adding employees. BioForce's employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future. It is believed that BioForce's relationship with its employees is good.

Risk Factors Related to the Company's Business

     BioForce has a limited operating history and has not recorded operating profits since its inception and Silver River Ventures has been inactive for several years. Continuing losses may exhaust our capital resources and force us to discontinue operations.
     ---------------------------------------------------------------------------

     BioForce was incorporated in August 2001, has a limited operating history and incurred net losses since inception. Silver River Ventures has been inactive for several years and has a net stockholders' deficit of $44,992 as of December 31, 2005. The potential for us to generate profits following the completion of the acquisition depends on many factors, including the following:

     o our ability to secure adequate funding to complete ongoing research and to develop commercially viable products for our technology;

     o the size and timing of future customer orders, milestone achievement, product delivery and customer acceptance, if required;

     o   success   in   developing,    maintaining   and   enhancing   strategic
         relationships with potential customers;

     o   our ability to protect BioForce's intellectual property;

     o actions by competitors towards the development and marketing of technologies and products that will compete directly with ours;

     o   the costs of maintaining and expanding operations; and

     o   our ability to attract and retain a qualified work force.

We cannot assure you that following the acquisition of BioForce we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

     BioForce has had a significant working capital deficit, which makes it more difficult to obtain capital necessary for its business and which may have an adverse effect on our future business following the acquisition.
     ---------------------------------------------------------------------------

     BioForce has historically had a working capital deficit and is in need of additional funding. If after completion of the acquisition transaction, all of BioForce's current liabilities were to become due at the same time, without the anticipated financing that we are attempting to finalize, we would be unable to pay them in full, which would most likely have a material negative impact on our business and future prospects.

     If BioForce cannot achieve commercial application of its NanoArrayer(TM) System and related technology, we may not achieve profitability.
     ---------------------------------------------------------------------------

     The development of a market for the BioForce NanoArrayer(TM) System and other technologies is dependent, in part, upon the on development of a market for tools that enable aspects of the emerging nanotechnology industry as well as entry into existing markets in biotechnology. This development may be impacted by many factors including, but not limited to the following:

     o   introduction of an alternative disruptive technology;

     o    inability to finalize key partnership transactions;

     o    lack of acceptance of NanoArrayer(TM) technology;

     o   emergence of new competitive technologies and products; and

     o inability to evolve rapidly enough to keep pace with the needs of the industry.

     If we fail to develop sufficiently attractive commercial uses for the BioForce technologies, or if we are unable to produce competitive products, we may not achieve profitability.

     Certain government regulations concerning approval of technology-based products may negatively impact our business following the acquisition of BioForce.
     ---------------------------------------------------------------------------

     It may be necessary for certain products developed from our technology to be approved by the Federal government. Also, the government has certain rights to freely use intellectual property, the development of which was subsidized in par or wholly by funding received from a government agency. Government regulations concerning approval of diagnostic concepts, chips, devices and other matter related to our technology and products may be burdensome and costly and could negatively impact our business following the acquisition of BioForce. We do not know the extent to which any such regulations may impact the BioForce business or the businesses of its customers' businesses. Any new regulation may increase costs and could reduce our potential to be profitable following completion of the merger.

     The industry in which BioForce operates is highly competitive and could affect our results of operations, which would make profitability even more difficult to achieve and sustain.
     ---------------------------------------------------------------------------

     The nanotechnology industry is highly competitive and is marked by rapid technological growth. Other competitors and potential competitors include NanoInk (DPN), Affymetrix, Agilent, Novascan and other companies involved in microarrays, nanolithography and related areas. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities and challenges to our intellectual property. If we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

     Our  business  could  be  adversely   affected  by  any  adverse   economic
     developments in the nanotechnology industry and/or the economy in general.
     ---------------------------------------------------------------------------

     BioForce depends on the perceived demand for the application of its technology and resulting products. These products are focused on applications and customers in nanotechnology and biotechnology. Therefore, our business is susceptible to downturns in the nanotechnology and biotechnology industries and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

     If BioForce fails to keep up with changes affecting its technology and the markets that it will ultimately service, it will become less competitive and thus adversely affect future financial performance.
     ---------------------------------------------------------------------------

     In order to remain competitive and serve its potential effectively, BioForce must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. BioForce needs to continuously develop new technology, products and services to address new technological developments. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting BioForce's technology, products and services may have a material and adverse effect on our operating results.

     Our business could be adversely affected by local, state, national, international laws or regulations.
     ---------------------------------------------------------------------------

     BioForce's future success depends in part on laws and regulations that exist, or are expected to be enacted around the world. These laws and regulations could negatively affect our business and anticipated revenues. BioForce cannot guarantee a positive outcome in direction, timing, or scope of laws and regulations that may be enacted which will affect its business.

     Our future success depends on retaining BioForce's existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.
     ---------------------------------------------------------------------------

     Our future success depends in part on our ability to retain BioForce's key employees including its executive officers. Although following the acquisition we expect to have employment agreements with these executives, each executive may be able to terminate his or her agreement at any time. We anticipate obtaining, "key man" insurance for one or more of our key executives. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

     BioForce's business plan and our future growth strategy anticipate that we may possibly make targeted strategic acquisitions. A future acquisition may disrupt our business, dilute stockholder value or distract management's attention from operations.
     ---------------------------------------------------------------------------

     Unless BioForce can develop its present technology or newly acquired technology into marketable products, our ability to generate revenue may be hindered and our ability to achieve profitability will be slow and difficult. A possible strategy is to acquire new technology or products through targeted strategic acquisitions. If we attempt and fail to execute on this strategy, our revenues may not increase and our ability to achieve significant profitability will be delayed. Prior to this time, BioForce's ability to make strategic acquisitions has been hampered by its limited capital resources and the lack of a public market for its stock.

     We may not be able to identify any appropriate targets or acquire them on reasonable terms. Even if we make strategic acquisitions, we may not be able to integrate these technologies, products and/or businesses into our existing operations in a cost-effective and efficient manner.

     We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.
     ---------------------------------------------------------------------------

     Our future success depends in part on BioForce's ability to protect and preserve its proprietary rights related to its technology and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. Although BioForce has filed for several patents and intends to aggressively pursue efforts to obtain patent protection for its technology, it will also rely on trade secrets, common law trademark rights and trademark registrations. BioForce will also employ confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

     BioForce's intellectual property may infringe on the rights of others, resulting in costly litigation.
     ---------------------------------------------------------------------------

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

     We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.
     ---------------------------------------------------------------------------

     The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and internal resources, and other problems that could adversely affect our financial performance. We expect that BioForce's efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

     Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.
     ---------------------------------------------------------------------------

     As a public company, we incur significant legal, accounting and other expenses that BioForce did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create several board committees, implement additional internal controls and disclose controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

Risks Relating to Ownership of Our Common Stock

     Purchasers of our common stock pursuant to the private offering will be given the limited opportunity to have their shares registered with the SEC. This would make more shares available for trading in the public market and could have a negative effect on our stock price.
     ---------------------------------------------------------------------------

     We expect that the shares of our common stock sold pursuant to the private offering will include limited registration rights for purchasers of the shares. Accordingly, we may within the next 6 months, file a registration statement with the SEC to register these shares. Upon effectiveness of the registration statement, these shares will be able to be sold freely into the public trading market. If a significant number of these shares are placed for sale into the market, the price of our stock could go down.

     We cannot assure you that there will be an active trading market for our common stock and it could be difficult for holders of our common stock to liquidate their shares.
     ---------------------------------------------------------------------------

     Even though our common stock is expected to continue to be quoted on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. Also, most shares outstanding after the acquisition of BioForce, including those issued pursuant to the acquisition, will be "restricted securities" within the meaning of Rule 144 promulgated by the SEC and will therefore be subject to certain limitations on the ability of holders to resell such shares. Because only a small percentage of our outstanding shares are freely tradeable in the public market, the price of our shares could be volatile and liquidation of a person's holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time. None of our outstanding common shares have been registered under federal or state securities laws, nor will we register the shares issued pursuant to the acquisition transaction. Accordingly, restricted shares may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration.

     We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.
     ---------------------------------------------------------------------------

     We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.
     ---------------------------------------------------------------------------

      Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. Once the acquisition of BioForce is completed and assuming the maximum number of Shares is sold in this offering, in addition to the 23,999,950 shares of our common stock actually issued and outstanding, there will be approximately another 7.5 million shares of common stock reserved for future issuance as follows:

     o approximately 2,537,565 shares reserved for issuance upon conversion of currently outstanding BioForce options and warrants; and

     o 5.0 million shares reserved for issuance under our new equity incentive plan.

     The authorization and issuance of blank-check preferred stock may prevent or discourage a change in our control or management.
     ---------------------------------------------------------------------------

     Our amended articles of incorporation will authorize the board of directors to issue up to 10 million shares of preferred stock without stockholder approval having terms, conditions, rights, preferences and designations as the board may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

     It may be difficult for a third party to acquire us, and this could depress our stock price.
     ---------------------------------------------------------------------------

     Under Nevada corporate law, we are permitted to include or exclude certain provisions in our articles of incorporation and/or by-laws that could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

     o Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;

     o Under Nevada law, we are not required to provide for, and our by-laws do not provide for, cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

     o   Stockholders cannot call a special meeting of stockholders..

     Trading in our shares may be subject to certain "penny stock" regulation which could have a negative effect on the price of our shares in the public trading market.
     ---------------------------------------------------------------------------

     Public trading of our common stock on the OTCBB may be subject to certain provisions, commonly referred to as the penny stock rule, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

     o make a special suitability determination for purchasers of penny stocks;

     o receive the purchaser's written consent to the transaction prior to the purchase; and

     o deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

     Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 2.       Description of Property

     We do not presently own any property (real estate).

Item 3.       Legal Proceedings

     Except as set forth below, we are not presently subject to any material pending legal proceedings and, to the best of our knowledge, no such actions against us are contemplated or threatened.

     BioForce has received verbal notification that NanoInk, Inc. intends to file an interference action with respect to US Patent 6,573,369. BioForce met with NanoInk personnel in Chicago to attempt to better understand their position and find a solution that benefits both companies. BioForce met a second time with NanoInk in Des Moines, Iowa in a second attempt to find a business solution. NanoInk alleges that it owns this technology and has proposed that BioForce assign to NanoInk all of its IP portfolio and pay a $12,000 per year license fee for the right to practice DPN (NanoInk's technology) at a spatial scale of 5 microns or bigger spot size. BioForce believes that this is not an equitable solution and rejected the proposal. BioForce has received notification dated November 30, 2005 that NanoInk has requested a re-examination of US Patent 6,573,369 in light of NanoInk's intellectual property. The same notification indicated that an interference action had been filed earlier. The-re-examination was granted and is ongoing. The Company is evaluating both defensive and offensive strategies with respect to this event. Management of BioForce has indicted that it is too early to speculate on a possible outcome or whether a negative result against BioForce would have a negative impact on its business.

Item 4.       Submission of Matters to a Vote of Security Holders

     On November 30, 2005, two controlling stockholders who beneficially owned in the aggregate 1,746,610 shares, or approximately 87% of our issued and outstanding common stock at that time, consented in writing, without holding a stockholders' meeting, to the following:

     1. An amendment to our articles of incorporation to (a) increase our authorized capitalization by adding 10 million shares of "blank check" preferred stock, and (b) change our corporate name, upon the closing of the BioForce acquisition, to "BioForce Nanosciences Holdings, Inc."

     2. Adoption of the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan for officers, directors and key employees.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "BFNH", although prior to the consummation of the BioForce acquisition there has not been an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market through December 31, 2005. The last reported trade for our shares on April 13 was $4.60 per share.

     On January 31, 2006, we effected a forward stock split of our outstanding shares of common stock on a 2 shares for 1 share basis and, on February 1, 2006, we changed our name to BioForce Nanosciences Holdings, Inc. As a result of the name change, our trading symbol was changed from "SRVV" to "BFNH."

     Management is presently exploring the possibility of making an application to have our common stock listed on the American Stock Exchange. To be accepted for listing on the AMEX, we must first satisfy certain minimum listing criteria including net asset requirements and a sufficient shareholder base. There is no assurance that we will meet these requirements or that our shares will be accepted for trading on the AMEX. However, for the immediate future, we anticipate that our shares will continue to be quoted on the OTCBB.

     Secondary trading of our shares may be subject to certain state imposed restrictions. We do not have any plans, proposals, arrangements or understandings with any person concerning the further development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

     Presently, there are approximately 150 holders of record of our common stock, which does not take into consideration shares held in brokerage accounts or in other nominee names. We have designated as our transfer agent Interstate Transfer Company, 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121.

     Certain of our outstanding shares are considered restricted securities. Under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" as defined under the Securities Act of 1933, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the security as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares pursuant to Rule 144(k) without regard to the resale limitations and other provisions of Rule 144.

Recent Sales of Unregistered Securities

     On March 20, 2006, we completed the private placement of 4,000,000 shares of our common stock at the offering price of $1.50 per share for aggregate proceeds of $6,000,000. In connection with the offering, we paid a cash consideration of $373,004 as a sales commission or finders fee. The offering commenced on December 23, 2005 and was made pursuant to a Confidential Private Placement Memorandum. The shares were to sold to a total of 51 purchasers. Proceeds from the offering are being used for research and product development, sales and marketing, capital expenditures, patents and intellectual property and working capital.

     The private offering was made in reliance on an exemption from registration the registration provisions of the Securities Act of 1933 provided by Section 4(2) of that Act and/or Rule 506 promulgated thereunder. Shares were sold only to "accredited investors" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Dividend Policy

     We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

Equity Incentive Plan

     Following the acquisition of BioForce we put into effect the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan for the benefit of officers, directors and key employees. Under the plan, we are authorized to issue up to 5 million shares of our common stock pursuant to awards that may be granted in any one or a combination of stock grants, non-statutory stock options and incentive stock options. As of December 31, 2005, we did not have any options or other awards outstanding.

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The following information is provided for BioForce Holdings, Inc for the year ended December 31, 2005 and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB. Please note that at December 31, 2005, the BioForce acquisition had not been finalized and the company did not have operations other that seeking an acquisition or merger candidate. Accordingly, the information presented herein does not reflect the acquisition of BioForce. Unaudited pro forma information is provided for BioForce in Note 4 to the financial statements included herewith.

Results of Operations

     We did not have material operations during the fiscal years ended December 31, 2005 and 2004 and our only business was the search for an appropriate acquisition or merger candidate. Our net loss for 2005 was $19,221 compared to $15,490 for 2004. Our losses are attributed to general and administrative expenses, primarily the cost of accounting and legal fees associated with our requisite filings with the SEC as a reporting company.

     With the acquisition of BioForce now finalized, management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and establish a market for the NanoArrayer(TM) System.

Liquidity and Capital Resources

     At December 31, 2005, we had no assets and a total of $44,992 in liabilities. Of the total liabilities, $39,053 due as an account payable to a related party was forgiven as a condition of the BioForce acquisition. Also at December 31, 2005, we had a stockholders' deficit of $44,992.

Critical Accounting Policies

     Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.

Plan of Operation

     Following the acquisition of BioForce in February 2006, we have become engaged in the development of certain technology for ultramicro- and nanoscale placement and patterning of active biomolecules and other materials and marketing the NanoArrayer(TM) System, a proprietary instrumentation/software platform. During 2006, we expect to continue to further develop our current products and to continue our research and development of new products. BioForce's NanoArrayer(TM) technology has been reduced to practice, successfully field tested and commercially launched in 2005. We intend to concentrate on marketing the NanoArrayer(TM) during 2006. A detailed discussion of our business strategy for the next year is included under the "Future Strategy" heading in
Item 1 of this report.

     As a result of our private placement of securities during the first quarter of 2006, we believe that we will have sufficient cash to fund our operations for the next 12 months. However, if anticipated revenues do not materialize or we decide to increase research and development expenses on new technology and products, we may need to consider additional funding. As of this time, we have no definite plans for additional funding for 2006.

     Although management believes our current facilities are adequate to meet 2006 production needs, we believe additional space and equipment will be required within the next 12 months to accommodate anticipated growth. We are currently investigating two alternatives including an expansion of current manufacturing capacity, either in Ames, Iowa or at a second location, and establishment of OEM production/sales relationships for some or all of BioForce's products.

     We currently have 10 full time employees and work with two consultants, we anticipate adding additional employees, including a chief operating officer, as business warrants. We do not anticipate adding a significant number of employees during 2006.

Net Operating Loss

     As of December 31, 2005, we have accumulated approximately $44,700 of net operating loss carryforwards, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

     In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements relating to, among other things, the effects of the acquisition of BioForce, acceptance of our products, levels of competition, new products and technological changes, future financial performance and other risks. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Such statements are subject to numerous known and unknown risks, uncertainties, assumptions and other factors, including those set forth in this information statement, that could cause actual future events or results to differ materially from historical results, or those described in the forward-looking statement. The forward-looking statements contained herein should be considered in light of these factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we
cannot   guarantee   future   results,   levels  of  activity,   performance  or
achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this information statement. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

     o   continued development of our technology;
     o   dependence on key personnel;
     o   competitive factors;
     o   the operation of our business; and
     o   general economic conditions.

     Except  as  required  under  federal  securities  laws  and the  rules  and regulations of the SEC, we do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated in, contemplated by or implied by such statements.

     For a detailed discussion of these and other risk factors, please refer to our filings with the SEC on Forms 10-KSB, 10-QSB and 8-K. You can obtain copies of these reports and other filings for free at the SEC's Web site at www.sec.gov or from commercial document retrieval services.

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

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

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

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2005 and 2004 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On October 20, 2005, HJ & Associates, LLC, Certified Public Accountants, resigned as our independent certifying accountants. The termination of our relationship with HJ & Associates was unanimously accepted by our board of directors and subsequently reported on Form 8-K filed on October 24, 2005. Also on October 20, 2005, our board of directors unanimously approved a resolution to engage Moore & Associates, Chartered, Certified Public Accountants, to become our new independent certifying accountants.

Item 8A. Controls and Procedures

     As of the end of the period covered by this report, we carried out a review and evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that review and evaluation, those officers concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that significantly affect internal controls subsequent to the date we carried out our evaluation.

Item  8B.     Other Information

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Upon the closing of the acquisition of BioForce, those directors and executive officers comprising our board of directors tendered their resignations and a new board was appointed by BioForce. Since the closing, two additional directors have been added. The following table sets forth the names, ages, and offices held by our current directors and executive officers:

          Name                           Age               Position
          ----                           ---               --------
          Eric Henderson, Ph.D.          49                CEO and Director
          Jean-Jacques Sunier            44                Director
          Larry Gold, Ph.D.              64                Director
          Guenter H. Jaensche, Ph.D.     67                Director
          Kerry Frey                     60                Director


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

     Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

     Our entire board of directors is currently acting as the audit committee, but it is anticipated that during 2006 an audit committee will be formed.. We have not, to date, adopted a code of ethics because our current efforts are focused upon developing and marketing of our products and technology. We anticipate that we will adopt a code of ethics during 2006.

     The business experience of each of the persons listed above during the past five years is as follows:

     Eric Henderson, Ph.D. Dr. Henderson founded BioForce Nanosciences while serving as Professor of Genetics, Development and Cell Biology at Iowa State University in Ames, Iowa. He is an internationally recognized scientist with a strong track record of attracting SBIR grants. He was one of the first to integrate atomic force microscopy with bionanotechnological research and has pioneered the development of many AFM applications in the life sciences applications. His work has appeared in over 90 publications including the cover of "Science" magazine and numerous other peer reviewed journals. Dr. Henderson has served as Chief Science Officer, Chief Executive Officer, Chairman of the Board and Secretary since the inception of BioForce.

     Jean-Jacques Sunier. Mr. Sunier has extensive experience as a portfolio manager and equity analyst in the biotechnology, medical devices and semiconductor sectors. A dual U.S./Swiss citizen, Mr. Sunier began his career in the securities and private banking business, and has held positions at Arnhold and S. Bleichroeder in New York and Pictet & Cie in Geneva, where he was a founder of the Pictet Biotech Fund.

     Larry Gold, Ph.D. Dr. Gold joined the BioForce board in 2005. He is CEO and Chairman of the Board of SomaLogic, Inc. of Boulder, Colorado. Dr. Gold is an internationally recognized scientist and company founder, with multiple patents and publications to his name. Dr. Gold founded Synergen, Inc. in 1981, and NeXstar Pharmaceuticals Inc. a number of years later, prior to assuming his current position at SomaLogic. Dr. Gold has a fundamental understanding of the requirements for success in biobusiness, including both financing and technology commercialization.

     Guenter H. Jaensche, Ph.D. Dr. Jaensche became a director in April 2006. Previously, he was Chairman and CEO of Siemens Corporate Research and Support, Inc. He has served in the capacity of Executive Director at Siemens AG as head of all financial aspects of worldwide R&D and head of worldwide budgeting and accounting. Dr. Jaensche has also served as Chairman and CEO of Pacesetter, Inc. (a St. Jude Company) and Siemens Pacesetter, Inc. He currently holds several positions including Chairman of the Board of Biophan Technologies, Inc. and director of MRV Communications, both public companies, director of several privately held companies and President of Jaensche Enterprises, Inc., a management consulting firm.

     Kerry Frey. Mr. Frey joined our board in April 2006. It is anticipated that he will become our Chief Operating Officer. Mr. Frey is an experienced senior executive with over 30 years of broad-based management and operational experience in the medical device, pharmaceutical and healthcare industries. He also has experience in developing and implementing innovative and profitable new products, programs, and services. Mr. Frey formerly served as President of Medisys Technologies, Inc., a medical device company, and other healthcare industry companies. He also served as Vice President of Sales and Marketing for Hospital Services at Johnson & Johnson. Mr. Frey earned a Bachelor of Arts degree and attended law school, completed numerous executive development programs at Duke, Wharton and Arizona State, and has served on many boards and advisory panels.

Key Personnel

     Curtis Mosher, Ph.D. Dr. Mosher is the VP of R&D at BioForce and a Co-founder of the company. He was a student of Eric Henderson at Iowa State University and has been instrumental in virtually all aspects of product research and development at BioForce.

     Michael Lynch. Mr. Lynch was a student of Eric Henderson at Iowa State University and has played scientific, technical and business roles during the evolution of BioForce. He is a uniquely talented individual who is currently the Product Manager for the NanoArrayer(TM) system.

     Saju   Nettikadan,   Ph.D.   Dr.   Nettikadan   oversees  all   contractual
relationships as the Director of Research and Application Development.

     Juntao Xu, Ph.D. Dr. Xu is an expert in microfabrication and is responsible for the SPT(TM) product line R&D.

     Asrun Kristmundsdottir, MS. Ms. Kristmundsdottir is a highly talented individual with both scientific (genetics) and administrative acumen. She has undertaken several roles at BioForce over the years and is currently Human Resources Manager and also supports the financial administration aspects of the company.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2005, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Item 10. Executive Compensation

     Prior to the acquisition of BioForce, we have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We did not pay any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2005 and 2004.

     It is anticipated that during 2006, we will enter into employment agreements with certain executives and key employees. The board of directors will establish the terms and conditions of these agreements.

     In 2004, BioForce paid compensation of $142,325 to its then President and CEO, Laurence Russ, $196,250 to its Chief Science Officer, Eric Henderson, and $111,200 to Curtis Mosher, Vice President of research and development. Through

December 31, 2005, Mr. Henderson, who is now CEO, received $160,875, and Mr. Mosher received $88,000. Mr. Russ, who is no longer with BioForce, received $103,750 through December 31, 2005. Additionally, we have reached an understanding with Kerry Frey, who became a director in April 2006, whereby Mr. Frey will be appointed as Chief Operating Officer. As part of Mr. Frey's compensation, he will receive common stock purchase options that will be exercisable into 356,310 shares of our common stock (post-split) at the price of $1.50 per share. The options will vest over a three-year period at the rate of one-third on each anniversary of issuance.

BioForce Nanosciences Holdings, Inc.  2006 Equity Incentive Plan

     In connection with the completed acquisition of BioForce, we have adopted an equity incentive plan. The equity incentive plan has been unanimously approved by our board of directors and by the written consent of stockholders holding a majority of our outstanding common shares. The purpose of the plan is to encourage and enable officers, directors and key employees to remain with and devote their best efforts to the business of our company, thereby advancing the interests of our stockholders. Accordingly, we may make awards under the plan subject to certain restrictions set forth in the plan.

     The following is a brief summary of the equity incentive plan.

     Administration of the Plan
     --------------------------

     The equity incentive plan will be administered by a committee appointed by the board of directors. The committee is authorized, subject to the provisions of the plan, to establish such rules and regulations as it deems necessary for the administration of the plan and to make determinations and interpretations in connection with the plan as it deems necessary or advisable. All determinations and interpretations made by the committee will be binding and conclusive. No member of the committee will be liable for any action or determination made in good faith with respect to the plan, any rule, regulation or procedure adopted pursuant to the plan or any awards granted under the plan.

     Types of Awards
     ---------------

     The committee overseeing the plan has the authority to determine which persons will be granted awards under the plan, the number of shares of common stock subject to each award, the form of each award and the exercise price of any option given as an award. Awards may be granted in any one or a combination of stock grants, non-statutory stock options and incentive stock options. All awards will also be subject to such additional restrictions, terms and conditions, if any, as may be determined by the committee.

     Eligibility to Receive Awards
     -----------------------------

     The committee will determine and designate those persons to whom awards may be granted under the plan. Officers and other employees, including employees who are also directors of the company or any of its subsidiaries or affiliates, are eligible to receive stock grants, incentive stock options and non-statutory stock options. Incentive stock options may not be awarded to outside directors.

     Stock Available for Awards
     --------------------------

     Awards may be made under the equity incentive plan for up to 5 million shares of common stock, which, if all shares are issued, would represent approximately 20% of the total number of shares of common stock outstanding after the acquisition, without giving effect to the issuance of up to 4 million additional shares in connection with our private placement.

     Adjustments
     -----------

     We are required to make appropriate adjustments or substitutions in connection with the equity incentive plan and any outstanding awards to reflect any stock split, stock dividend, recapitalization, merger, consolidation, spin-off, reorganization, combination or exchange of shares and other similar changes in capitalization. All adjustments or substitutions are to be made in order to prevent dilution or enlargement of the rights of the participants.

     Amendment or Termination
     ------------------------

     Our board of directors, in its discretion, may terminate, modify or amend the plan at any time in any respect. The board may also determine whether stockholder approval of any amendment may be advisable for any reason. Any termination, modification or amendment may not affect the rights of participants under an outstanding award, except the board may, prior to a change in control of the company, terminate the plan and make a cash payments to all participants with respect to options. Such payment will equal the difference between the fair market value of the common stock on the date of the change in control and the exercise price per share of an option on the date of grant.

     Federal Income Tax Consequences
     -------------------------------

         Certain tax information related to the equity incentive plan will be provided to participants in the plan. Tax consequences may vary depending upon the terms and conditions of a specific award under the plan. Typically, the tax consequence to us when a stock award is made is that the recipient is deemed to have compensation income.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information as of March 31, 2006 with respect to (i) each stockholder believed to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. The address of each person listed below, unless otherwise indicated, is c/o BioForce Nanosciences, Inc., 1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010. Unless otherwise indicated in the table footnotes, shares are owned of record and beneficially by the named person. For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after the effective time of the merger. "Voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. All share amounts and percentages reflect the 2 shares for 1 share forward stock split effected January 31, 2006.

Name and Address                        Amount and Nature of           Percent
of Beneficial Owner                     Beneficial Ownership         of Class(1)
-------------------                     --------------------         -----------
       5% Beneficial Owners:
       ---------------------
Societe Generale Asset Management (2)          6,524,266                  27.2 %
Harvey Kaye                                    1,273,082                   5.3 %
   190 NW Spanish River Blvd., Ste. 101
   Boca Raton, FL 33431

       Directors and Executive Officers:
       ---------------------------------
Eric Henderson, Ph.D.                          3,669,920                  15.3 %
Jean-Jacques Sunier                              118,770                   0.6 %
Larry Gold, Ph.D.                                118,770                   0.6 %
All directors and executive officers           3,907,460                  16.3 %
  as a group (3 persons)
-----------------------------

     (1) Percentage ownership is based on 24 million shares outstanding as of March 31, 2006, but does not take into account 5 million shares issuable under our new equity incentive plan, or 2,537,565 shares issuable upon exercise of new options and warrants.

     (2) Societe Generale is a French bank that has an investment subsidiary, SG Asset Management, which manages SG Alternative Investments that has previously invested in BioForce.

Item 12. Certain Relationships and Related Transactions

     Except as set forth below, during the past two fiscal years, there have been no material transactions between us and any officer, director, nominee for election as director, or any stockholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals' immediate family.

     Our controlling  stockholders prior to the acquisition of BioForce,  Edward
F. Cowle and H. Deworth Williams and/or their assigns, received a $250,000 fee for services in connection with bringing the parties together, negotiating the transaction and for facilitating the acquisition of BioForce. Payment of this one-time fee was paid out of proceeds from the private placement. Currently, Messrs. Cowle and Williams each own less than 5% of our total outstanding shares.

Item 13.      Exhibits

         (a)      Exhibits

Exhibit No.                 Exhibit Name
   2.1(1)       Agreement  and Plan of Merger with BioForce  Nanosciences,  Inc.
                and Silver River Acquisitions, Inc. and Addendums
   3.1(2)       Certificate of Incorporation
   3.2(2)       By-Laws
   4.1(2)       Instrument defining rights of stockholders (See Exhibit No. 3.1,
                Certificate of Incorporation)
  21.1(1)       Subsidiaries
  31.1          Certification   of  C.E.O.   Pursuant  to  Section  302  of  the
                Sarbanes-Oxley Act of 2002
  31.2          Certification  of  Principal   Accounting  Officer  Pursuant  to
                Section 302 of the Sarbanes-Oxley Act of 2002
  32.1          Certification of C.E.O.  Pursuant to 18 U.S.C.  Section 1350, as
                Adopted  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
                2002
  32.2          Certification  of Principal  Accounting  Officer  Pursuant to 18
                U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002
----------------
     (1) Previously filed as an Exhibit to Form 8-K filed on March 2, 2006 (2) Previously filed as an Exhibit to the Form 10-SB filed December 14, 2004.

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

     Audit Fees
     ----------

     The aggregate fees billed by our former independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004 (including financial statements included in our Annual Report on Form 10-KSB for 2004 and the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2005), were $__________ for 2005 and $_______ for 2004.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2005 and 2004, there were no fees billed for assurance and related services by our former auditors, H J & Associates, or our new auditors, Moore & Associates, Chartered, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2005 and 2004, no fees were billed by H J & Associates or Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

     We did not use H J & Associates, nor do we currently use Moore & Associates, Chartered, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage H J & Associates, no do we engage Moore & Associates, Chartered, to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BioForce Nanosciences Holdings, Inc.



                                By:     /S/   ERIC HENDERSON
                                   ---------------------------------------------
                                                         Geoff Williams
                                        Eric Henderson, President and C.E.O.
Dated:   April 17, 2006


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                            Title                  Date
           ---------                            -----                  ----


/S/   ERIC HENDERSON           President, C.E.O. and director    April 17, 2006
------------------------------ (Principal Accounting Officer)
         Eric Henderson



/S/    JEAN-JACQUES SUNIER     Director                          April 17, 2006
------------------------------
         Jean-Jacques Sunier



/S/    LARRY GOLD              Secretary and Director            April 17, 2006
------------------------------
         Larry Gold

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                 (Formerly known as Silver River Ventures, Inc.)
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm.....................F-3

Balance Sheet...............................................................F-4

Statements of Operations....................................................F-5

Statements of Stockholders' Equity (Deficit)................................F-6

Statements of Cash Flows....................................................F-8

Notes to the Financial Statements...........................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
BioForce Nanosciences Holdings, Inc.
(formerly Silver River Ventures, Inc.)
(A Development Stage Company)
Salt Lake City, UT

We have audited the accompanying balance sheet of BioForce Nanosciences Holdings, Inc. (formerly Silver River Ventures, Inc.) (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception on June 28, 1984 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioForce Nanosciences Holdings, Inc. (formerly Silver River Ventures, Inc.) (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception on June 28, 1984 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
April 14, 2006

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                   December 31,
                                                                       2005
                                                                    ---------
CURRENT ASSETS

      Cash                                                          $    --
                                                                    ---------

             Total Current Assets                                        --
                                                                    ---------

             TOTAL ASSETS                                           $    --
                                                                    =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                              $   1,887
      Accounts payable - related party                                 39,053
      Accrued interest - related party                                  4,052
                                                                    ---------

             Total Current Liabilities                                 44,992
                                                                    ---------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 3,999,950 shares issued
        and outstanding                                                 4,000
      Additional paid-in capital                                      331,501
      Deficit accumulated during the development stage               (380,493)
                                                                    ---------

             Total Stockholders' Equity (Deficit)                     (44,992)
                                                                    ---------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                     $    --
                                                                    =========





   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                            Statements of Operations



                                                                       From
                                               For the             Inception on
                                             Years Ended             June 28,
                                             December 31,          1984 Through
                                     --------------------------    December 31,
                                        2005           2004           2005
                                     -----------    -----------    -----------


REVENUES                             $      --     $       --      $      --

EXPENSES

       General and Administrative         16,853         14,305        376,440
                                     -----------    -----------    -----------

              Total Expenses              16,853         14,305        376,440
                                     -----------    -----------    -----------

LOSS FROM OPERATIONS                     (16,853)       (14,305)      (376,440)
                                     -----------    -----------    -----------


OTHER EXPENSES

       Interest Expense                   (2,368)        (1,185)        (4,053)
                                     -----------    -----------    -----------

              Total Other Expenses        (2,368)        (1,185)        (4,053)
                                     -----------    -----------    -----------


NET LOSS                             $   (19,221)   $   (15,490)   $  (380,493)
                                     ===========    ===========    ===========


BASIC LOSS PER SHARE                 $     (0.00)   $     (0.00)   $     (0.00)
                                     ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   3,999,950      3,999,950      3,999,950
                                     ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock           Additional    During the
                                   -------------------------     Paid-In     Development
                                      Shares        Amount       Capital        Stage
                                   -----------   -----------   -----------   -----------
Balance at inception on
  June 28, 1984                           --     $      --     $      --     $      --

Common stock issued for
  services at $1.16 per share
  on September 30, 1985                550,976           551       319,449          --

Net loss from inception on
  June 28, 1984 through
  December 31, 1996                       --            --            --        (320,000)
                                   -----------   -----------   -----------   -----------

Balance, December 31, 1996             550,976           551       319,449      (320,000)

Net loss for the year ended
  December 31, 1997                       --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance, December 31, 1997             550,976           551       319,449      (320,000)

Net loss for the year ended
  December 31, 1998                       --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance, December 31, 1998             550,976           551       319,449      (320,000)

Common stock issued for
  services at $1.16 per share on
  February 17, 1999                      5,160             5         2,995          --

Net loss for the year ended
  December 31, 1999                       --            --            --          (9,000)
                                   -----------   -----------   -----------   -----------

Balance, December 31, 1999             556,136           556       322,444      (329,000)

Common stock issued for
  services at $0.003 per share
  on January 30, 2000                  573,968           574           425          --
                                   -----------   -----------   -----------   -----------

Balance forward                      1,130,104   $     1,130   $   322,869   $  (329,000)
                                   -----------   -----------   -----------   -----------



The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                Deficit
                                                                              Accumulated
                                          Common Stock           Additional    During the
                                    -------------------------     Paid-In     Development
                                       Shares        Amount       Capital        Stage
                                    -----------   -----------   -----------   -----------
Balance forward                       1,130,104   $     1,130   $   322,869   $  (329,000)

Common stock issued for
  services at $0.003 per share
  on January 30, 2000                 2,869,846         2,870         2,131          --

Capital contributed for expenses
  paid by shareholders                     --            --           1,912          --

Net loss for the year ended
  December 31, 2000                        --            --            --          (1,912)
                                    -----------   -----------   -----------   -----------

Balance, December 31, 2000            3,999,950         4,000       326,912      (330,912)

Capital contributed for expenses
  paid by shareholders                     --            --             200          --

Net loss for the year ended
  December 31, 2001                        --            --            --            (200)
                                    -----------   -----------   -----------   -----------

Balance, December 31, 2001            3,999,950         4,000       327,112      (331,112)

Net loss for the year ended
  December 31, 2002                        --            --            --          (8,115)
                                    -----------   -----------   -----------   -----------

Balance, December 31, 2002            3,999,950         4,000       327,112      (339,227)

Services contributed by
  officers and directors                   --            --             160          --

Net loss for the year ended
  December 31, 2003                        --            --            --          (6,555)
                                    -----------   -----------   -----------   -----------

Balance, December 31, 2003            3,999,950         4,000       327,272      (345,782)

Services contributed by officers,
  directors, and stockholders              --            --           2,100          --

Net loss for the year ended
  December 31, 2004                        --            --            --         (15,490)
                                    -----------   -----------   -----------   -----------

Balance, December 31, 2004            3,999,950   $     4,000   $   329,372   $  (361,272)
                                    -----------   -----------   -----------   -----------



   The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                            Deficit
                                                                          Accumulated
                                      Common Stock           Additional    During the
                                -------------------------     Paid-In     Development
                                   Shares        Amount       Capital        Stage
                                -----------   -----------   -----------   -----------

Balance, December 31, 2004      3,999,950     $     4,000   $   329,372   $  (361,272)

Services contributed by
  officers and directors             --              --           2,129          --

Net loss for the year ended
  December 31, 2005                  --             --             --         (19,221)
                                -----------   -----------   -----------   -----------

Balance, December 31 2005         3,999,950   $     4,000   $   331,501   $  (380,493)
                                ===========   ===========   ===========   ===========







   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                         From
                                                                                     Inception on
                                                          For the Years Ended          June 28,
                                                              December 31,           1984 Through
                                                       --------------------------    December 31,
                                                          2005            2004          2005
                                                       -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                         $   (19,221)   $   (15,490)   $  (361,272)

      Adjustments to reconcile net Loss to net cash
        used by operating activities:
             Common stock issued for services                 --             --          329,000
             Services contributed by officers,
               directors, and stockholders                   2,129          2,100          4,372
      Changes in operating assets and liabilities
             Increase (decrease) in accounts payable        (3,556)         3,943          5,443
             Increase in due to stockholder                 20,648          9,447         22,457
                                                       -----------    -----------    -----------

                   Net Cash Used by Operating
                     Activities                               --             --             --
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                          --             --             --
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                          --             --             --
                                                       -----------    -----------    -----------

             NET INCREASE IN CASH                             --             --             --

             CASH AT BEGINNING OF PERIOD                      --             --             --
                                                       -----------    -----------    -----------

             CASH AT END OF PERIOD                     $      --      $      --      $      --
                                                       ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                  $      --      $      --      $      --
             Income Taxes                              $      --      $      --      $      --

      NON-CASH FINANCING ACTIVITIES

             Common stock issued for services          $      --      $      --      $   329,000
             Services contributed by officers,
               directors, and stockholders             $     2,100    $       160    $     4,372


The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.   Business and Organization

            BioForce Nanosciences Holdings, Inc. (formerly Silver River Ventures, Inc.) (The Company) was organized on June 28, 1984, under the laws of the State of Idaho, under the name Silver River Ventures, Inc.. As set forth in its Articles of Incorporation, the Company was created to engage in the business of developing of mineral resources in the mining districts of northern Idaho. However, from the time of its inception the Company has not engaged in any material business operations. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.

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

            c.   Revenue Recognition

            The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

            d.   Basic Loss Per Share

            The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                 For the Years Ended
                                                    December 31,
                                           ------------------------------
                                                2005             2004
                                           -------------    -------------
             Loss (numerator)              $     (19,221)   $     (15,490)
             Shares (denominator)              3,999,950        3,999,950
                                           -------------    -------------
             Per share amount              $       (0.01)   $       (0.00)
                                           =============    =============

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e.   Income Taxes

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

            Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                       2005           2004
                                                    -----------   -----------

                Deferred tax assets:
                       NOL carryover               $    21,132    $    15,390
                       Contributed services                700            660

                Deferred tax liabilities:                 --             --

                Valuation allowance                    (21,832)       (16,050)
                                                   -----------    -----------
                        Net deferred tax asset     $      --      $      --
                                                   ===========    ===========


            The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                    2005           2004
                                                -----------    -----------

                         Book Income            $    (7,496)   $    (6,040)
                         Contributed services           830            780
                         Accrued interest               924           --
                         Valuation allowance          5,742          5,260
                                                -----------    -----------
                                                $      --      $      --
                                                ===========    ===========
                                                  2,222,222      2,222,222

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e. Income Taxes (Continued)

            At December 31, 2005, the Company had net operating loss carryforwards of approximately $44,700 that may be offset against future taxable income through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

            Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

            f.        Recent Accounting Pronouncements

            During the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

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

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            f.       Recent Accounting Pronouncements (Continued)

            SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS
            153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

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

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                     (Formerly Silver River Ventures, Inc.)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)


NOTE 2 - GOING CONCERN (Continued)

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

            During the years ended December 31, 2005 and 2004, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a stockholder to satisfy its debts. As of December 31, 2005 the Company had an obligation to the stockholder, including accrued interest, totaling $43,105.

NOTE 4 -    SUBSEQUENT EVENTS

           On February 24, 2006, the Company consummated an Agreement and Plan of Merger dated November 30, 2005 (the "Merger Agreement") with BioForce Nanosciences, Inc., (BioForce). In order to facilitate this transaction, the Company formed Silver River Acquisitions, Inc., a Nevada corporation, as a wholly-owned subsidiary ("Merger Sub"). Per the terms of the Merger Agreement, Merger Sub was merged with and into BioForce, with BioForce surviving as the wholly-owned subsidiary of the Company. (the "Merger"). In anticipation of the Merger, the Company changed its name to BioForce Nanosciences Holdings, Inc. on February 1, 2006. The Company also effected a forward stock split of its outstanding shares of common stock on a 2 shares for 1 share basis, effective January 31, 2006, which resulted in 3,999,950 shares being issued and outstanding. All references to common stock activity in these financial statements have been retroactively restated to incorporate the effects of this stock split.

           Pursuant to the terms of the Merger Agreement, the Company issued 16 million shares of its authorized but previously unissued common stock to the BioForce's stockholders in exchange for all of the issued and outstanding common stock of the BioForce. The Company also issued a group of options and warrants to purchase an aggregate of approximately 2,537,565 shares of its common stock to the holders of BioForce's options and warrants, in consideration for the cancellation of such options and warrants.

           The following table summarizes the assets, liabilities, and operating results of the Company and BioForce as though the Merger occurred January 1, 2005:

                                    BioForce
                                    Nanosciences
                                    Holdings        BioForce       Adjustments      Totals
                                    ------------   -----------    ------------  -----------

                Total assets        $      --      $ 1,422,182    $      --     $ 1,422,182

                Total liabilities         4,492      2,211,777           --       2,216,269

                Net revenues               --          139,770           --         139,770

                Net loss                (19,221)    (1,817,379)          --      (1,836,600)