Form 10QSB
period 2006-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2006-05-22
CIK 1310488

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period Ended: March 31, 2006; or

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  EXCHANGE ACT OF
     1934

                For the transition period _________ to __________

                        Commission File Number: 000-51074


                             -----------------------


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 76-3078125
 ------------------------------                             ------------------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

              1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (515) 233-8333
                            -------------------------
                           (Issuer's telephone number)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

        State the number of shares  outstanding  of the issuer's  common equity:
$0.001 par value, as of March 31, 2006, was 23,999,950.

         Transitional Small Business Disclosure Format.    Yes       No  [X]

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets...................................... 4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements .................10-12

         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 13

         Item 3.      Controls and Procedures ............................. 14

Part II. Other Information

         Item 1.      Legal Proceedings ................................... 15

         Item 2.      Changes in Securities ............................... 15

         Item 3.      Defaults Upon Senior Securities ..................... 16

         Item 4.      Submission of Matters to a Vote of Security Holders . 16

         Item 5.      Other Information ................................... 16

         Item 6.      Exhibits and Reports on Form 8-K .................... 16

                      Signatures........................................... 17

                      Certifications.....................................18-23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at March 31, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ending March 31, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.









                      BIOFORCE NANOSCIENCES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                            December 31,          March 31,
                                               2005                2006
                                            ----------           ----------

                                                                (Unaudited)
 CURRENT ASSETS
     Cash and cash equivalents             $  362,997           $5,355,600
     Accounts receivable - trade                8,775               16,128
     Inventory                                   --                 54,296
     Prepaid expenses and other assets          8,933                6,495
                                           ----------           ----------
            Total current assets              380,705            5,432,519
                                           ----------           ----------

PROPERTY AND EQUIPMENT
     Computer equipment                        51,575               52,765
     Scientific and laboratory equipment      380,000              380,000
     Leasehold improvements                   598,968              607,062
     Office furniture and fixtures             51,365               51,365
                                           ----------           ----------
            Total                           1,081,908            1,091,192
     Less accumulated depreciation            495,066              536,458
                                           ----------           ----------
            Net property and equipment        586,842              554,734
                                           ----------           ----------

INTANGIBLE ASSETS
     Patent costs, net                        418,657              476,678
     Trademark and branding costs, net         35,978               36,166
                                           ----------           ----------
            Total intangible assets           454,635              512,844
                                           ----------           ----------




            TOTAL ASSETS                   $1,422,182           $6,500,097
                                           ==========           ==========



   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                                 December 31,      March 31,
                                                                                     2005             2006
                                                                                 ------------    ------------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                 (Unaudited)
 CURRENT LIABILITIES
     Accounts payable                                                           $     89,217    $    149,732
     Accrued interest                                                                 58,145            --
     Accrued wages                                                                    66,613          36,163
                                                                                ------------    ------------
            Total current liabilities                                                213,975         185,895

LONG-TERM DEBT                                                                     1,997,802         443,771
                                                                                ------------    ------------
            Total liabilities                                                      2,211,777         629,666
                                                                                ------------    ------------

COMMITMENTS and CONTINGENCIES                                                           --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - 2005-$0.01 par value, 1,000,000 shares authorized
       none outstanding;                                                               --
       2006-$0.001 par value, 10,000,000 shares authorized, none outstanding                            --
     Common stock - 2005-$0.01 par value, 24,000,000 shares
       authorized; 11,142,276 issued; 11,079,776 shares outstanding;                 111,423
       2006-$0.001 par value, 100,000,000 shares authorized, 23,999,950
       shares outstanding                                                               --            24,000
     Additional paid-in capital                                                    4,665,024      11,846,674
     Treasury stock - 62,500 shares, at cost                                          (2,500)           --
     Accumulated deficit                                                          (5,563,542)     (6,000,243)
                                                                                ------------    ------------
            Total stockholders' equity (deficit)                                    (789,595)      5,870,431
                                                                                ------------    ------------


            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY (DEFICIT)                                    $  1,422,182    $  6,500,097
                                                                                ============    ============




   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months Ended
                                                          March 31,
                                                     2005            2006
                                                 ------------    ------------

 REVENUES
      Sales, net of discounts                    $     27,704    $    201,076
      Consulting income                                  --               300
                                                 ------------    ------------
                                                       27,704         201,376

 COST OF GOODS SOLD                                    25,223          51,587
                                                 ------------    ------------

             Gross profit                               2,481         149,789

 EXPENSES
      Research and development                        296,362         157,520
      Sales and marketing                              67,695          63,608
      General and administrative                      241,978         399,160
      Reimbursement of grant expenses                (158,343)        (48,180)
                                                 ------------    ------------
             Loss from operations                     447,692         572,108
                                                 ------------    ------------

             Loss before other income (expense)      (445,211)       (422,319)

 OTHER INCOME (EXPENSE)
      Interest and other income                         1,143          13,508
      Interest expense                                 (4,443)        (27,890)
                                                 ------------    ------------
             total other income (expense)              (3,300)        (14,382)
                                                 ------------    ------------
             Net loss before income taxes            (448,511)       (436,701)

 PROVISION FOR INCOME TAXES                              --              --
                                                 ------------    ------------

             Net loss                            $   (448,511)   $   (436,701)
                                                 ============    ============

 BASIC LOSS PER COMMON SHARE                     ($      0.02)   ($      0.02)
                                                 ============    ============

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     23,999,950      23,999,950
                                                 ============    ============


   The accompanying notes are an integral part of these financial statements.


                     BIOFORCE NANOSCIENCES HOLDINGS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                   Common Stock         Additional                                     Total
                                           -------------------------      Paid-In      Treasury      Accumulated    Stockholders'
                                              Shares       Amount         Capital        Stock        (Deficit)       Equity
                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, January 1, 2005                    10,833,955   $   108,339    $ 4,078,208   $    (2,500)   $(3,746,163)   $   437,884
     Net loss for the year                        --            --             --            --       (1,817,379)    (1,817,379)
     Issuance of common stock
       for cash at $2.04 per share
       net of issuance costs of $38,823        308,321         3,084        586,816          --             --          589,900

                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2005                  11,142,276       111,423      4,665,024        (2,500)    (5,563,542)      (789,595)
     Shares issued
       for debt at $0.69 per share           2,392,198        23,967      1,617,201          --             --        1,641,168
     Shares issued
       for cash at $1.50 per share
       net of issuance costs of $719,844     4,000,000        40,000      5,240,156          --             --        5,280,156
     Valuation of warrants issued                 --            --          175,403          --             --          175,403
     Recapitalization                        6,465,476      (151,390)       148,890         2,500           --             --
     Net loss for the three months
       ended March 31, 2006                       --            --             --            --         (436,701)      (436,701)
                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, March 31, 2006                     23,999,950   $    24,000           --     $      --      $(6,000,243)   $ 5,870,431
                                           ===========   ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               For the Three Months Ended
                                                                        March 31,
                                                                   2005          2006
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $  (448,511)   $  (436,701)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                               18,864         41,392
         Amortization of intangible assets                           3,362          4,443
         Value of warrants issued                                     --          175,403
         Change in:
            Accounts receivable                                      4,648         (7,353)
            Prepaid expenses and other assets                      (18,095)         2,438
            Inventory                                               (7,461)       (54,296)
            Accounts payable                                       (11,820)        60,515
            Accrued expenses                                        (1,148)         2,573
                                                               -----------    -----------
                Net cash used by operating activities             (460,161)      (211,586)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                          (285,322)        (9,284)
     Patent, trademark, and branding costs                            --          (62,652)
                                                               -----------    -----------
                Net cash used by investing activities             (285,322)       (71,936)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in checks disbursed in excess of cash balances          --             --
     Repayment of shareholder loan                                    --             --
     Proceeds from issuance of long-term debt                      350,000           --
     Repayment of long-term debt                                      --           (4,031)
     Proceeds from issuance of common stock, net of capital
       acquisition costs                                           414,725      5,280,156
                                                               -----------    -----------
                Net cash provided by financing activities          764,725      5,276,125
                                                               -----------    -----------

Net (decrease) increase in cash                                     19,242      4,992,603

CASH AND CASH EQUIVALENTS - beginning of year                      499,197        362,997
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - end of year                        $   518,439    $ 5,355,600
                                                               ===========    ===========

 SUPPLEMENTAL DISCLOSURES
      Cash paid for interest                                   $      --      $      --
                                                               ===========    ===========
      Cash paid for income taxes                               $      --      $      --
                                                               ===========    ===========

      Non-cash Investing Activities:
          Debt converted to equity                             $      --      $ 1,641,168
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                          Notes to Financial Statements


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the
              Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recorded significant losses from operations and has limited sales of its products which together raise substantial doubt about its ability to continue as a going concern.

              In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to increase sales of its productions.

              Management plans to continue as a going concern include the following items:

              1) Concentrating its efforts on increasing public awareness of its products through direct marketing and advertising.

              2) Increasing its manufacturing capabilities to meet the expected demand for its products.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the aforementioned plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                          Notes to Financial Statements


NOTE 3 - SIGNIFICANT EVENTS

         On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences, Inc., a Delaware corporation with operation in Ames, Iowa ("BioForce"). The acquisition was made pursuant to an agreement entered into on November 30, 2005, whereby it was agreed to merge a newly created, wholly-owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce with BioForce being the surviving entity as a wholly owned subsidiary. The shareholders of BioForce became the controlling shareholders of the Company, accordingly the historical financial statements of BioForce are presented as the historical financial statements of the Company, i.e. reverse merger accounting. However, Basic Loss per Share was recomputed based upon the number of shares outstanding after the recapitalization of the Company.

         Prior to completion of the acquisition on January 31, 2006, the Company effected a 2 shares for 1 share forward stock split of our issued and outstanding shares of common and, on February 1, 2006, it changed our corporate name to BioForce Nanosciences Holdings, Inc. As a result of the forward stock split, its outstanding shares of common stock increased from 1,999,975 shares to 3,999,950 shares. Under the terms of the merger agreement it issued an aggregate of 16 million shares of its common stock, post-split, to the stockholders of BioForce. The Company also agreed to issue to current holders of BioForce stock options and warrants, new options and warrants exercisable to purchase shares of Silver River common stock, on terms and conditions equivalent to the existing terms and conditions of the respective BioForce options and/or warrants. The maximum number of shares of our common stock available for the conversion of these new stock options and warrants will be 2,537,565 shares.

         Prior to the acquisition of BioForce, the Company conducted only limited business operations seeking potential operating businesses and/or business opportunities with the intent to acquire or merge with such businesses. As a result of the acquisition of BioForce, the Company is now engaged in the development of certain technology for ultramicro- and nanoscale placement and patterning of active biomolecules and other materials and marketing the NanoArrayer(TM) System, a proprietary instrumentation/software platform.

Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

     These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we
cannot   guarantee   future   results,   levels  of  activity,   performance  or
achievements.

Results of Operations.

     During the three months ended March 31, 2006, revenue significantly increased over the same period of 2005. Revenue for 2006 was $207,376, which is a 750% increase over fiscal 2005 sales of $27,704. The increase in revenue was realized in all of our products and services but is most directly attributable to increased NanoArrayer revenues. NanoArrayer revenues grew from $-0- in 2005 to $147,000 in 2006. The NanoArrayer System places proteins and other biological and non biological materials onto silicon chips and other surfaces. We believe that this technology can be implemented into many uses in industries using nanotechnology to produce their products.

     We believe that much of our growth over the next year will come from direct marketing and by placing NanoArrayers with Universities where technology developers can learn of its capabilities.

     Our cost of sales in the NanoArrayer is much lower than in our other products. Accordingly, as our NanoArrayer sales increase we will have a much higher gross profit. For the first quarter of 2005 our cost of sales was 91% of net sales compared to 26% in 2006.

     We incurred a net loss of $436,701 or $0.02 per share for the three months ended March 31, 2006 compared to $448,511 or $0.02 per share for the three months ended March 31, 2005. Included in general and administrative expense in 2006 is $175,403 for the value of warrants issued in connection our private placement. Excluding this non cash expense our loss would have been $261,298. Our research and development costs decreased to $157,520 in 2006 from $296,362 in 2005 as a result of the completion of majority of the work on the NanoArrayer. However, the funds we were reimbursed from research grants also decreased from $158,343 to $48,180 for the same reason.

Liquidity and Capital Resources.

     We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $211,586 and $66,914 of cash in our operating activities in the first three months of 2006 and 2005, respectively. We also used $71,936 of cash to purchase equipment and pay for the costs of patenting our products. For the three months ended March 31, 2006 and 2005 we received net cash of $5,280,156 and $-0- from the issuance of our common stock in a private placement at $1.50 per share. We also were able to satisfy $1,641,168 of our debt through the issuance of common stock. We expect that in the next twelve months that our cash reserves of approximately $5,350,000 will be adequate for our cash flow needs.

     We currently have no material major commitments for capital requirements other than the purchase of an ion beam sputterer for approximately $50,000. At the present time we have no need to purchase other new equipment beyond basic tools of business or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2006.

     We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Dependence on Key Personnel

     We are dependent on the services of certain key people, in particular the President and the Chief Executive Officer. The loss of these persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We intend to maintain "Key-man" life insurance on executive officers and other key personnel, although we have not secured such insurance at this time.

Item 3.   Controls and Procedures

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


PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     We are subject to potential liability under contractual and other matters and various claims and legal actions which may be asserted. These matters arise in the ordinary course and conduct of our business. While the outcome of the potential claims and legal actions against us cannot be forecast with certainty, we believe that such matters should not result in any liability which would have a material adverse effect on our business. Currently, we are not subject to any material pending legal proceedings and, to the best of our knowledge, no such actions against us are contemplated or threatened except as set forth below.

     BioForce has received verbal notification that NanoInk, Inc. intends to file an interference action with respect to US Patent 6,573,369. BioForce met with NanoInk personnel in Chicago to attempt to better understand their position and find a solution that benefits both companies. BioForce met a second time with NanoInk in Des Moines, Iowa in a second attempt to find a business solution. NanoInk alleges that it owns this technology and has proposed that BioForce assign to NanoInk all of its IP portfolio and pay a $12,000 per year license fee for the right to practice DPN (NanoInk's technology) at a spatial scale of 5 microns or bigger spot size. Management believes that this is not an equitable solution and rejected the proposal. BioForce received notification dated November 30, 2005 that NanoInk has requested a re-examination of US Patent 6,573,369 in light of NanoInk's intellectual property. The same notification indicated that an interference action had been filed earlier. The-re-examination was granted and is ongoing. We are evaluating both defensive and offensive strategies with respect to this event. Management has indicted that it is too early to speculate on a possible outcome or whether a negative result against BioForce would have a negative impact on our business.

Item 2. Changes in Securities.

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

     The private offering was made in reliance on an exemption from the registration provisions of the Securities Act of 1933 provided by Section 4(2) of that Act and/or Rule 506 promulgated thereunder. Shares were sold only to "accredited investors" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

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

        (b) Report on Form 8-K

     The following reports were filed with the SEC on Form 8-K during the three-month period ended March 31, 2005.

         February 24, 2006 - reporting under Item 7.01 the closing of the acquisition of BioForce Nanosciences, Inc. pursuant to an Agreement and Plan of Merger, dated as of November 30, 2005

         March 2, 2006 - reporting under Item 2.01 the completion of the acquisition of BioForce Nanosciences, Inc.; reporting under Item 5.01 the change in control; reporting under Item 5.06, the change in shell company status; and reporting under Item 9.01 the financial statements and proforma financial information regarding the acquisition of BioForce Nanosciences, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      BioForce Nanosciences Holdings, Inc.


Date:    5/15/2006        / s / Eric Henderson
                          ----------------------------
                          Eric Henderson
                          President / Director
                          Principal Accounting Officer