Form 10QSB/A
period 2006-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2006-08-07
CIK 1310488

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB/A

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                 (515 ) 233-8333
                            -------------------------
                           (Issuer's telephone number)

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

         Transitional Small Business Disclosure Format. Yes [ ]      No [X]

                              Report on Form 10-QSB/A
                       For the Quarter Ended March 31, 2006

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................8-9
                      Notes to the Financial Statements .................10-12

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

         Item 5.      Other Information ................................... 16

         Item 6.      Exhibits and Reports on Form 8-K .................... 16

                      Signatures........................................... 17

                      Certifications.....................................18-23

                                  FORM 10-QSB/A

Explanatory Note

On February 24, 2006, we completed the acquisition of BioForce Nanosciences, Inc., a private Delaware corporation. Subsequently, the financial statements of BioForce Nanosciences, Inc. for the fiscal years ended December 31, 2005 and 2004 were reaudited by our current certifying accountants, Chisholm, Bierwolf & Nilson, LLC. This amendment to our Form 10-QSB will reflect certain adjustments to our financial statements resulting from this reaudit. We have also amended
Part I, Item 3 and made certain other revisions to update the information presented.

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

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005

                                         BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                                    BALANCE SHEETS


                                                                              December 31,  March 31,
                                                                                  2005        2006
                                                                              ----------   ----------
                                                        ASSETS
                                                                                           (Unaudited)
 CURRENT ASSETS
     Cash and cash equivalents                                                $  362,997   $5,355,600
     Accounts receivable - trade                                                   8,775       16,128
     Inventory                                                                      --         54,296
     Prepaid expenses and other assets                                             8,933        6,495
                                                                              ----------   ----------
            Total current assets                                                 380,705    5,432,519
                                                                              ----------   ----------

PROPERTY AND EQUIPMENT
     Computer equipment                                                           51,575       52,765
     Scientific and laboratory equipment                                         380,000      380,000
     Leasehold improvements                                                      598,968      607,062
     Office furniture and fixtures                                                51,365       51,365
                                                                              ----------   ----------
           Total                                                               1,081,908    1,091,192
     Less accumulated depreciation                                               495,066      536,458
                                                                              ----------   ----------
            Net property and equipment                                           586,842      554,734
                                                                              ----------   ----------

INTANGIBLE ASSETS
     Patent costs, net                                                           418,657      476,678
     Trademark and branding costs, net                                            35,978       36,166
                                                                              ----------   ----------
            Total intangible assets                                              454,635      512,844
                                                                              ----------   ----------

            TOTAL ASSETS                                                      $1,422,182   $6,500,097
                                                                              ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                        December 31,       March 31,
                                                                           2005              2006
                                                                        ------------    ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         (Restated)     (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                  $     89,217    $    149,732
     Accrued interest                                                        58,145            --
     Accrued wages                                                           66,613          36,163
                                                                       ------------    ------------
           Total current liabilities                                        213,975         185,895

LONG-TERM DEBT                                                            1,997,802         443,771
                                                                       ------------    ------------
            Total liabilities                                             2,211,777         629,666
                                                                       ------------    ------------

COMMITMENTS and CONTINGENCIES                                                  --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - 2005-$0.01 par value, 1,000,000 shares
       none outstanding;                                                       --              --
      2006-$0.001 par value, 10,000,000 shares authorized,
       none outstanding                                                        --              --
     Common stock - 2005-$0.01 par value, 24,000,000 shares
       authorized; 11,142,276 issued; 11,079,776 shares outstanding;        111,423            --
       2006-$0.001 par value, 100,000,000 shares authorized,
       23,999,950 shares outstanding                                           --            24,000
     Additional paid-in capital                                           5,915,024      13,096,674
     Treasury stock - 62,500 shares, at cost                                 (2,500)           --
     Accumulated deficit                                                 (6,813,542)     (7,250,243)
                                                                       ------------    ------------
            Total stockholders' equity (deficit)                           (789,595)      5,870,431
                                                                       ------------    ------------




            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY (DEFICIT)                           $  1,422,182    $  6,500,097
                                                                       ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                    2005            2006
                                               -------------------------------


 REVENUES
     Sales, net of discounts                    $     27,704    $    201,076
     Consulting income                                  --               300
                                                ------------    ------------
                                                      27,704         201,376

COST OF GOODS SOLD                                    25,223          51,587
                                                ------------    ------------

           Gross profit                                2,481         149,789

EXPENSES
     Research and development                        296,362         157,520
     Sales and marketing                              67,695          63,608
     General and administrative                      241,978         399,160
     Reimbursement of grant expenses                (158,343)        (48,180)
                                                ------------    ------------
                                                     447,692         572,108

           Loss from operations                     (445,211)       (422,319)

OTHER INCOME (EXPENSE)
     Interest and other income                         1,143          13,508
     Interest expense                                 (4,443)        (27,890)
                                                ------------    ------------
           Total other income (expense)               (3,300)        (14,382)
                                                ------------    ------------

           Net loss before income taxes             (448,511)       (436,701)

PROVISION FOR INCOME TAXES                              --              --
                                                ------------    ------------

           Net loss                             $   (448,511)   $   (436,701)
                                                ============    ============

BASIC LOSS PER COMMON SHARE                     ($      0.02)   ($      0.02)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     23,999,950      23,999,950
                                                ============    ============



                   The accompanying notes are an integral part
                         of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                   Common Stock         Additional                                     Total
                                           -------------------------      Paid-In      Treasury      Accumulated    Stockholders'
                                              Shares        Amount        Capital        Stock        (Deficit)        Equity
                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, January 1, 2005                    10,833,955   $   108,339    $ 4,628,208   ($    2,500)   ($4,296,163)   $   437,884
     Net loss for the year                        --            --             --            --       (2,517,379)    (2,517,379)
     Issuance of common stock
       for cash at $2.04 per share
       net of issuance costs of $38,823        308,321         3,084        586,816          --             --          589,900
     Value attributed to beneficial
       conversion feature                         --            --          700,000          --             --          700,000
                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2005                  11,142,276       111,423      5,915,024        (2,500)    (6,813,542)      (789,595)
     Net loss for the three months
       ended March 31, 2006                       --            --             --            --         (436,701)      (436,701)
     Shares issued
       for debt at $0.69 per share           2,392,198        23,967      1,617,201          --             --        1,641,168
     Shares issued
       for cash at $1.50 per share
       net of issuance costs of $719,844     4,000,000        40,000      5,240,156          --             --        5,280,156
     Valuation of warrants issued                 --            --          175,403          --             --          175,403
     Recapitalization                        6,465,476      (151,390)       148,890         2,500           --             --
                                           -----------   -----------    -----------   -----------    -----------    -----------
 alance, March 31, 2006                     23,999,950   $    24,000    $13,096,674   $      --      ($7,250,243)   $ 5,870,431
                                           ===========   ===========    ===========   ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               For the Three Months Ended
                                                                        March 31,
                                                                  2005            2006
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $  (448,511)   $  (436,701)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation
                                                                    18,864         41,392
         Amortization of intangible assets
                                                                     3,362          4,443
         Value of warrants issued                                     --          175,403

         Change in:
            Accounts receivable
                                                                     4,648         (7,353)
            Prepaid expenses and other assets
                                                                   (18,095)         2,438
            Inventory                                              (54,296)
                                                                                   (7,461)
            Accounts payable
                                                                   (11,820)        60,515
            Accrued expenses
                                                                    (1,148)         2,573
                                                               -----------    -----------
                Net cash used by operating activities             (460,161)      (211,586)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment
                                                                  (285,322)        (9,284)
     Patent, trademark, and branding costs                            --          (62,652)
                                                               -----------    -----------
               Net cash used by investing activities              (285,322)       (71,936)

                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in checks disbursed in excess of cash balances          --             --
     Repayment of shareholder loan                                    --             --
     Proceeds from issuance of long-term debt                      350,000           --
     Repayment of long-term debt                                      --           (4,031)
     Proceeds from issuance of common stock, net of capital
       acquisition costs                                           414,725      5,280,156

                                                               -----------    -----------
               Net cash provided by financing activities           764,725      5,276,125
                                                               -----------    -----------

Net (decrease) increase in cash                                     19,242      4,992,603


CASH AND CASH EQUIVALENTS - beginning of year                      499,197           --
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - end of year                        $   518,439    $ 5,355,600
                                                               ===========    ===========


 SUPPLEMENTAL DISCLOSURES
      Cash paid for interest                                   $      --      $      --
                                                               ===========    ===========
      Cash paid for income taxes                               $      --      $      --
                                                               ===========    ===========
      Non-cash Investing Activities:
          Debt converted to equity                             $      --      $ 1,641,168
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

          Management's plans to continue as a going concern include the following items:

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



NOTE 4- RESTATED FINANCIAL STATEMENTS



         The accompanying balance sheet for the year ended December 31, 2005, has been restated to reflect the reaudit of the Company's financial statements for the years ended December 31, 2005 and 2004 and the adjustments to retained earnings as a result of that reaudit.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A.

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

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $211,586 and $66,914 of cash in our operating activities in the first three months of 2006 and 2005, respectively. We also used $71,936 of cash to purchase equipment and pay for the costs of patenting our products. For the three months ended March 31, 2006 and 2005 we received net cash of $5,280,156 and $-0-,respectively, from the issuance of our common stock in a private placement at $1.50 per share. We also were able to satisfy $1,641,168 of our debt through the issuance of common stock. We expect that in the next twelve months that our cash reserves of approximately $5,350,000 will be adequate for our cash flow.

We currently have no material commitments for capital requirements. At the present time we have no need to purchase other new equipment or replace the equipment we are currently using. We believe that our capital infrastructure is adequate to handle the expected growth in 2006.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event a material trend develops, we believe we will have sufficient funds available to satisfy working capital needs through debt or from funds received from equity sales.

Dependence on Key Personnel

We are dependent on the services of certain key people, i.e. the President and the Chief Executive Officer. The loss of these persons or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We currently maintain a Key-man Life insurance on the President & CEO, and are considering "Key-man" life insurance on other executive officers or personnel that are considered key people.

Item 3.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We received notice on November 30, 2005 that NanoInk, Inc. has filed with the U.S. Patent and Trademark Office a request for re-examination with respect to US Patent 6,573,369. We have met with NanoInk personnel to attempt to better understand their position and find a solution that benefits both companies. NanoInk alleges that it owns this technology and has proposed that BioForce assign to NanoInk all of its IP portfolio and pay a $12,000 per year license fee for the right to practice DPN (NanoInk's technology) at a spatial scale of 5 microns or bigger spot size. BioForce believes that this is not an equitable solution and rejected the proposal.

The-re-examination was granted and the USPTO has rejected BioForce's claims to the technology, pending the final results of the action. We are diligently preparing our response and expect to deliver the appropriate information and documents to the USPTO by August 31, 2006. A final determination will be made after that date. We are aggressively defending the patent and management is confident of a successful result. We believe that it is too early to speculate on a possible outcome or whether a negative result against BioForce would have a negative impact on our business.

Item 2. Changes in Securities.

On March 20, 2006, we completed the private placement of 4,000,000 shares of our common stock at the offering price of $1.50 per share for aggregate proceeds of $6,000,000. In connection with the offering, we paid a cash consideration of $373,004 as a sales commission or finders fee. The offering commenced on December 23, 2005 and was made pursuant to a Confidential Private Placement Memorandum. The shares were sold to a total of 51 purchasers. Proceeds from the offering are being used for research and product development, sales and marketing, capital expenditures, patents and intellectual property and working capital.

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

         Exhibit 99.1 Private Placement Memorandum including Subscription Agreement and Purchase Questionnaire relating to the private offering of our common stock

        (b) Report on Form 8-K

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

                                      BioForce Nanosciences Holdings, Inc.

Date:    August 7, 2006                   / s / Eric Henderson
                                           ----------------------------
                                           President / Director


Date:    August 7, 2006                   / s / Eric Henderson
                                           ----------------------------
                                           Principal Accounting Officer