Form 10QSB
period 2006-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2006-08-11
CIK 1310488

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         -----    EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2006; or

         ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

     State the  number of shares  outstanding  of the  issuer's  common  equity:
$0.001 par value, as of June 30, 2006, was 23,999,950.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]

                              Report on Form 10-QSB
                       For the Quarter Ended June 30, 2006

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................    3

                      Balance Sheets.....................................  4-5
                      Statements of Operations ..........................    6
                      Statement of Stockholders' Equity (Deficit)........    7
                      Statements of Cash Flows...........................    8
                      Notes to the Financial Statements ................. 9-10

         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation ............................   11

         Item 3.      Controls and Procedures ...........................   13

Part II. Other Information

         Item 1.      Legal Proceedings .................................   14

         Item 2.      Changes in Securities .............................   14

         Item 3.      Defaults Upon Senior Securities ...................   14

         Item 4.      Submission of Matters to a Vote of Security Holders.  14

         Item 5.      Other Information ..................................  14

         Item 6.      Exhibits and Reports on Form 8-K ...................  14

                      Signatures..........................................  15

                      Certifications.....................................16-21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at June 30, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended June 30, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.














                      BIOFORCE NANOSCIENCES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                        December 31,   June 30,
                                                                            2005         2006
                                                                        -----------   ----------

                                     ASSETS
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                           $  362,997   $4,466,736
     Accounts receivable - trade                                              8,775       14,153
     Inventory                                                                 --        316,974
     Prepaid expenses and other assets                                       8,933       66,097
                                                                         ----------   ----------
            Total current assets                                            380,705    4,863,960
                                                                         ----------   ----------

PROPERTY AND EQUIPMENT
     Computer equipment                                                      51,575       60,074
     Scientific and laboratory equipment                                    380,000      380,000
     Leasehold improvements                                                 598,968      609,785
     Office furniture and fixtures                                           51,365       52,843
                                                                         ----------   ----------
            Total                                                         1,081,908    1,102,702
     Less accumulated depreciation                                          495,066      578,458
                                                                         ----------   ----------
           Net property and equipment                                       586,842      524,244
                                                                         ----------   ----------

INTANGIBLE ASSETS
     Patent costs, net                                                      418,657      504,861
     Trademark and branding costs, net                                       35,978       42,978
                                                                         ----------   ----------
            Total intangible assets                                         454,635      547,839
                                                                         ----------   ----------

            TOTAL ASSETS                                                 $1,422,182   $5,936,043
                                                                         ==========   ==========



   The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                       December 31,       June 30,
                                                                          2005              2006
                                                                       ------------    ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                       (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                  $     89,217    $    163,037
     Accrued interest                                                        58,145            --
     Accrued expenses                                                        66,613           7,500
                                                                       ------------    ------------
            Total current liabilities                                       213,975         170,537

LONG-TERM DEBT                                                            1,997,802         432,705
                                                                       ------------    ------------
            Total liabilities                                             2,211,777         603,242
                                                                       ------------    ------------

COMMITMENTS and CONTINGENCIES                                                  --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - 2005-$0.01 par value, 1,000,000 shares
       none outstanding;                                                       --              --
      2006-$0.001 par value, 10,000,000 shares authorized,
       none outstanding                                                        --
     Common stock - 2005-$0.01 par value, 24,000,000 shares
       authorized; 11,142,276 issued; 11,079,776 shares outstanding;        111,423            --
       2006-$0.001 par value, 100,000,000 shares authorized,
       23,999,950 shares outstanding                                           --            24,000
     Additional paid-in capital                                           5,915,024      13,185,247
     Treasury stock - 62,500 shares, at cost                                 (2,500)           --
     Accumulated deficit                                                 (6,813,542)     (7,876,446)
                                                                       ------------    ------------
            Total stockholders' equity (deficit)                           (789,595)      5,332,801
                                                                       ------------    ------------




            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY (DEFICIT)                           $  1,422,182    $  5,936,043
                                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           For the Three Months Ended       For the Six Months Ended
                                                    June 30,                        June 30,
                                              2005            2006            2005            2006
                                          ------------    ------------    ------------    ------------


REVENUES
     Sales, net of discounts              $     36,231    $     28,422    $     63,935    $    229,498
     Consulting income                           7,500             400           7,500             700
                                          ------------    ------------    ------------    ------------
           Net revenue                          43,731          28,822          71,435         230,198

COST OF GOODS SOLD                              35,704          26,499          60,927          78,086
                                          ------------    ------------    ------------    ------------

           Gross profit                          8,027           2,323          10,508         152,112

EXPENSES
     Research and development                  434,704         199,040         731,065         356,560
     Sales and marketing                        69,430         118,204         137,125         181,812
     General and administrative                218,038         416,158         460,015         815,319
     Reimbursement of grant expenses           (85,605)        (53,249)       (243,946)       (101,429)
                                          ------------    ------------    ------------    ------------
           Total expenses                      636,567         680,153       1,084,259       1,252,262
                                          ------------    ------------    ------------    ------------

           Loss from operations               (628,540)       (677,830)     (1,073,751)     (1,100,150)

OTHER INCOME (EXPENSE)
     Interest and other income                   1,561          52,214           2,705          65,721
     Interest expense                           (4,284)           (587)         (8,728)        (28,475)
                                          ------------    ------------    ------------    ------------
           Total other income (expense)         (2,723)         51,627          (6,023)         37,246
                                          ------------    ------------    ------------    ------------

           Net loss before income taxes       (631,263)       (626,203)     (1,079,774)     (1,062,904)

PROVISION FOR INCOME TAXES                        --              --              --              --
                                          ------------    ------------    ------------    ------------

           Net loss                       $   (631,263)   $   (626,203)   $ (1,079,774)   $ (1,062,904)
                                          ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE               ($      0.03)   ($      0.03)   ($      0.04)   ($      0.04)
                                          ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                23,999,950      23,999,950      23,999,950      23,999,950
                                          ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
          STATEMENTS OF STOCKHOLDERS' EQUITY For the period January 1,
                           2005 through June 30, 2006
                                   (Unaudited)



                                       Preferred Stock           Common Stock       Additional                            Total
                                   ----------------------- -----------------------   Paid-In    Treasury   Accumulated Stockholders'
                                      Shares      Amount      Shares      Amount     Capital      Stock     (Deficit)     Equity
                                   ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, January 1, 2005                 --   $      --    10,833,955 $   108,339 $ 4,628,208 ($    2,500)($4,296,163) $   437,884
  Net loss for the year                  --          --          --          --          --          --    (2,517,379)  (2,517,379)
  Issuance of common stock
    for cash at $2.04 per share
    net of issuance costs
    of $38,823                           --          --       308,321       3,084     586,816        --          --        589,900
  Value attributed to beneficial
    conversion feature                   --          --          --          --       700,000        --          --        700,000
                                   ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, December 31, 2005               --          --    11,142,276     111,423   5,915,024      (2,500) (6,813,542)    (789,595)
  Net loss for the six months
    ended June 30, 2006                  --          --          --          --          --          --    (1,062,904)  (1,062,904)
  Shares issued
    for debt at $0.69 per share          --          --     2,392,198      23,967   1,617,201        --          --      1,641,168
  Shares issued
    for cash at $1.50 per share
    net of issuance costs
    of $719,844                          --          --     4,000,000      40,000   5,240,156        --          --      5,280,156
  Valuation of warrants issued           --          --          --          --       263,976        --          --        263,976
  Recapitalization                       --          --     6,465,476    (151,390)    148,890       2,500        --           --
                                  ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, June 30, 2006                   --   $      --    23,999,950 $    24,000 $13,185,247 $      --   ($7,876,446) $ 5,332,801
                                  =========== =========== =========== =========== =========== =========== ===========  ===========

   The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                     For the Six Months Ended
                                                                             June 30,
                                                                       2005            2006
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(1,079,774)   $(1,062,904)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                                    73,018         83,392
         Amortization of intangible assets                                4,571         10,951
         Value of warrants issued                                          --          263,976
         Change in:
            (Increase) Decrease Accounts receivable                       1,057         (5,378)
            (Increase) Decrease Prepaid expenses and other assets        (8,452)       (57,164)
            (Increase) Decrease Inventory                               (13,620)      (316,974)
            Increase (Decrease) Accounts payable                        114,971         73,820
            Increase (Decrease) Accrued expenses                         14,929        (26,090)
                                                                    -----------    -----------
                Net cash used by operating activities                  (893,300)    (1,036,371)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                               (346,207)       (20,794)
     Patent, trademark, and branding costs                              (48,570)      (104,155)
                                                                    -----------    -----------
                Net cash used by investing activities                  (394,777)      (124,949)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                           350,000           --
     Repayment of long-term debt                                           (688)       (15,097)
     Proceeds from issuance of common stock, net of capital
       acquisition costs                                                591,400      5,280,156
                                                                    -----------    -----------
               Net cash provided by financing activities                940,712      5,265,059
                                                                    -----------    -----------

Net (decrease) increase in cash                                        (347,365)     4,103,739

CASH AND CASH EQUIVALENTS - beginning of year                           499,196        362,997
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - end of year                             $   151,831    $ 4,466,736
                                                                    ===========    ===========

 SUPPLEMENTAL DISCLOSURES
      Cash paid for interest                                        $      --      $      --
                                                                    ===========    ===========
      Cash paid for income taxes                                    $      --      $      --
                                                                    ===========    ===========
      Non-cash Investing Activities:
          Debt converted to equity                                  $      --      $ 1,641,168
                                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - SIGNIFICANT EVENTS

         On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences, Inc., a Delaware corporation with operations in Ames, Iowa ("BioForce"). The acquisition was made pursuant to an agreement entered into on November 30, 2005, whereby it was agreed to merge a newly created, wholly-owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce, with BioForce being the surviving entity as a wholly owned subsidiary. The shareholders of BioForce became the controlling shareholders of the Company, accordingly the historical financial statements of BioForce are presented as the historical financial statements of the Company (i.e. reverse merger accounting). However, Basic Loss per Share was recomputed based upon the number of shares outstanding after the recapitalization of the Company.

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

         On April 11, 2006, the Company granted 300,000 common stock purchase options to certain of its officers and directors. Each stock purchase option allows the holders to purchase one share of the Company's common stock at $4.60 per share. The shares vested 1/3 at the date of grant and 1/3 at each succeeding anniversary date. The Company recorded an expense of $88,572 for the fair value of the options vested using the Black-Scholes pricing model.

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

Results of Operations.

Three months ended June 30, 2006 compared to three months ended June 30, 2005
--------------------------------------------------------------------------------

During the three months ended June 30, 2006, revenue decreased 34% from the same period of 2005. Revenue for 2006 was $28,822, which is a $14,909 decrease from fiscal 2005 sales of $43,731. The decrease in revenue was realized in all of our products and services but is most directly attributable to decreased AFM solution revenues. AFM Solutions are a line of products sold to the Atomic Force Microscopy community. These products include modified AFM probes (often with microspheres attached) and a device for cleaning AFM probes called the TipCleaner.

We had no NanoArrayer revenues in the second quarter of 2005 or 2006. The NanoArrayer System places proteins and other biological and non biological materials onto silicon chips and other surfaces. We believe that this technology can be implemented into many uses in industries using nanotechnology to produce their products. We built several NanoArrayers in the second quarter of 2006 for which we hold purchase orders and expect to deliver and record the sales in the third quarter of 2006. We believe that much of our growth over the next year will come from direct marketing and by placing NanoArrayers with Universities where technology developers can learn of its capabilities.

For the second quarter of 2005 our cost of sales was 82% of net sales compared to 92% in 2006.

We incurred a net loss of $626,603 or $0.03 per share for the three months ended June 30, 2006 compared to $631,263 or $0.03 per share for the three months ended June 30, 2005. Included in general and administrative expense in 2006 is $88,572 for the value of warrants issued in connection our private placement. Excluding this non cash expense our loss would have been $542,691. Our research and development costs decreased to $199,040 in 2006 from $434,704 in 2005 as a result of the completion of majority of the work on the NanoArrayer. However, the funds we were reimbursed from research grants also decreased from $85,605 to $53,249 for the same reason.

Six months ended June 30, 2006 compared to six months ended June 30, 2005
--------------------------------------------------------------------------------

During the six months ended June 30, 2006, revenue increased 222% from the same period of 2005. Revenue for 2006 was $230,198, which is a $158,763 increase from fiscal 2005 sales of $71,435. The increase in revenue was realized in all of our products and services but is most directly attributable to increased NanoArrayer revenues.

We believe that much of our growth over the next year will come from direct marketing and by placing NanoArrayers with Universities where technology developers can learn of its capabilities.

Our cost of sales in the NanoArrayer is much lower than in our other products. Accordingly, as our NanoArrayer sales increase we will have a much higher gross profit. For the first half of 2005 our cost of sales was 85% of net sales compared to 34% in 2006.

We incurred a net loss of $1,062,904 or $0.04 per share for the six months ended June 30, 2006 compared to $1,079,774 or $0.04 per share for the six months ended June 30, 2005. Included in general and administrative expense in 2006 is $263,976 for the value of warrants issued in connection our private placement. Excluding this non cash expense our loss would have been $815,798. Our research and development costs decreased to $356,560 in 2006 from $731,065 in 2005 as a result of the completion of majority of the work on the NanoArrayer. However, the funds we were reimbursed from research grants also decreased from $243,946 to $101,429 for the same reason.

Our independent auditors have indicated in a footnote to our financial statements that due to the research and development nature of our company, we have sustained significant operating losses and are dependent upon continued grant receipts and debt and equity financing to fund future operations. Our ability to continue as a going concern is dependent on our ability to raise capital for marketing our products and to increase revenues to cover operating expenses. If we are unable to secure adequate financing or increase revenues, there is substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $893,300 and $1,036,371 of cash in our operating activities in the first six months of 2005 and 2006, respectively. We also used cash of $394,777 and $124,949, in the respective periods, to purchase equipment and pay for the costs of patenting our products. For the six months ended June 30, 2006 and 2005 we received net cash of $-0- and $5,280,156,respectively, from the issuance of our common stock in a private placement at $1.50 per share. We also were able to satisfy $1,641,168 of our debt through the issuance of common stock. We expect that in the next twelve months that our cash reserves of approximately $4,460,000 will be adequate for our cash flow.

Our working capital at June 30, 2006 was $4,693,423 compared to $166,730 at December 31, 2005. This increase in working capital is directly attributed to completion of our private placement stock offering in March 2006.

At June 30, 2006, we had total assets of $5,936,043 and total stockholders' equity of $5,332,801, compared to total assets of $1,422,182 and a stockholders' deficit of $789,595 at December 31, 2005.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

           Employment agreements for Kerry Frey and Eric Henderson have been approved by the Board of Directors. These employment agreements defined the employees' titles (Frey; COO, Henderson; CEO) and compensation packages including salary, participation in the Company stock options plan, and benefits. The entire agreements are attached as Exhibits 10.1 and 10.2.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit 10.1   Employment Agreement with Eric Henderson

        Exhibit 10.2   Employment Agreement with Kerry Frey

        Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2   Certification of Principal Accounting Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1   Certification  of C.E.O.  Pursuant  to 18 U.S.C.  Section
                       1350,   as  Adopted   Pursuant  to  Section  906  of  the
                       Sarbanes-Oxley Act of 2002

        Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

The following reports were filed with the SEC on Form 8-K during the three-month period ended June 30, 2005 and/or through the date of this report.

         August 7, 2006 - (amendment to Form 8-K filed on March 2, 2006) reporting under Item 9.01 the inclusion of new audited financial statements for BioForce Nanosciences, Inc. that was acquired in February 2006 and reported on Form 8-K on March 2, 2006.

         August 7, 2006 - reporting under Item 4.01 that the former auditors of BioForce Nanosciences, Inc., McGowen Hurst Clark & Smith, would not be retained.

         August 7, 2006 - reporting under Item 4.01 the change in independent certifying accountants.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BioForce Nanosciences Holdings, Inc.


Date:    August 11, 2006                  / s / Eric Henderson
                                         --------------------------------------
                                         Eric Henderson
                                         Chief Executive Officer
                                         and Director
                                         (Principal Accounting Officer)