Form 10QSB/A
period 2006-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2006-11-09
CIK 1310488

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                  FORM 10-QSB/A

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














                             Report on Form 10-QSB/A
                      For the Quarter Ended March 31, 2006

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets.......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows.............................. 8
                      Notes to the Financial Statements ..................9-10


         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 11

         Item 3.      Controls and Procedures ............................. 12



Part II. Other Information

         Item 1.      Legal Proceedings ................................... 13

         Item 2.      Changes in Securities ............................... 13

         Item 3.      Defaults Upon Senior Securities ..................... 13

         Item 4.      Submission of Matters to a Vote of Security Holders . 13

         Item 5.      Other Information ................................... 14

         Item 6.      Exhibits and Reports on Form 8-K .................... 14

                      Signatures........................................... 14

                      Certifications.....................................15-18

                                  FORM 10-QSB/A

Explanatory Note

On February 24, 2006, we completed the acquisition of BioForce Nanosciences, Inc., a private Delaware corporation, which became our wholly owned subsidiary. Subsequently, the financial statements of BioForce Nanosciences, Inc. for the fiscal years ended December 31, 2005 and 2004 were reaudited by our current certifying accountants, Chisholm, Bierwolf & Nilson, LLC. This reaudit of our subsidiary caused us to restate our financial statements as of December 31, 2005 and March 31, 2006 and for the three-month periods ended March 31, 2005 and 2006. We have also made certain other revisions to update the information presented.


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


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                       December 31,      March 31,
                                                                           2005            2006
                                                                       ------------    ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         (Restated)     (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                  $     89,217    $    149,732
     Accrued interest                                                        58,145            --
     Accrued wages                                                           66,613          36,163
     Current portion of long-term debt                                      878,369          25,946
                                                                       ------------    ------------
            Total current liabilities                                     1,092,344         211,841

LONG-TERM DEBT, net                                                         172,116         417,825
                                                                       ------------    ------------
            Total liabilities                                             1,264,460         629,666
                                                                       ------------    ------------

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - 2005-$0.01 par value, 1,000,000 shares
       none outstanding;                                                       --              --

      2006-$0.001 par value, 10,000,000 shares authorized,
       none outstanding                                                        --              --

     Common stock - 2005-$0.01 par value, 24,000,000 shares
       authorized; 11,142,276 issued; 11,079,776 shares outstanding;        111,423            --
       2006-$0.001 par value, 100,000,000 shares authorized,
       23,999,950 shares outstanding                                           --            24,000
     Additional paid-in capital                                           5,915,024      13,096,674
     Treasury stock - 62,500 shares, at cost                                 (2,500)           --
                                                                                       ------------
     Accumulated deficit                                                 (5,866,225)     (7,250,243)
                                                                       ------------    ------------
            Total stockholders' equity (deficit)                            157,722       5,870,431
                                                                       ------------    ------------




            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY (DEFICIT)                           $  1,422,182    $  6,500,097
                                                                       ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Three Months Ended
                                                          March 31,
                                                    2005            2006
                                                ------------    ------------

                                                 (Restated)      (Restated)

 REVENUES
     Sales, net of discounts                    $     27,704    $    201,076
     Consulting income                                  --               300
                                                ------------    ------------
                                                      27,704         201,376

COST OF GOODS SOLD                                    25,223          51,587
                                                ------------    ------------

           Gross profit                                2,481         149,789

EXPENSES
     Research and development                        296,362         157,520
     Sales and marketing                              67,695          63,608
     General and administrative                      241,978         399,160
     Reimbursement of grant expenses                (158,343)        (48,180)
                                                ------------    ------------
                                                     447,692         572,108
                                                ------------    ------------

           Loss from operations                     (445,211)       (422,319)

OTHER INCOME (EXPENSE)
     Interest and other income                         1,143          13,508
     Interest expense                                (21,943)       (975,207)
                                                ------------    ------------
            Total other income (expense)             (20,800)       (961,699)
                                                ------------    ------------

           Net loss before income taxes             (466,011)     (1,384,018)

PROVISION FOR INCOME TAXES                              --              --
                                                ------------    ------------

           Net loss                             $   (466,011)   $ (1,384,018)
                                                ============    ============

BASIC LOSS PER COMMON SHARE                     ($      0.02)   ($      0.06)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     23,999,950      23,999,950
                                                ============    ============




                   The accompanying notes are an integral part
                         of these financial statements.



                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                   (Restated)


                                                  Common Stock           Additional                                     Total
                                           -------------------------      Paid-In       Treasury     Accumulated    Stockholders'
                                              Shares        Amount        Capital        Stock        (Deficit)        Equity
                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, January 1, 2005                    10,833,955   $   108,339    $ 4,628,208   ($    2,500)   ($3,840,032)   $   894,015
     Net loss for the year                        --            --             --            --       (2,026,193)    (2,026,193)
     Issuance of common stock
       for cash at $2.04 per share
       net of issuance costs of $38,823        308,321         3,084        586,816          --             --          589,900
     Value attributed to beneficial
       conversion feature                         --            --          700,000          --             --          700,000
                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2005                  11,142,276       111,423      5,915,024        (2,500)    (5,866,225)       157,722
     Net loss for the three months
       ended March 31, 2006                       --            --             --            --       (1,384,018)    (1,384,018)
     Shares issued
       for debt at $0.69 per share           2,392,198        23,967      1,617,201          --             --        1,641,168
     Shares issued
       for cash at $1.50 per share
       net of issuance costs of $719,844     4,000,000        40,000      5,240,156          --             --        5,280,156
     Valuation of warrants issued                 --            --          175,403          --             --          175,403
     Recapitalization                        6,465,476      (151,390)       148,890         2,500           --             --
                                           -----------   -----------    -----------   -----------    -----------    -----------
Balance, March 31, 2006                     23,999,950   $    24,000    $13,096,674   $      --      ($7,250,243)   $ 5,870,431
                                           ===========   ===========    ===========   ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.



                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               For the Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                   2005           2006
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                            (Restated)      (Restated)
     Net loss                                                  $  (466,011)   $(1,384,018)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                               18,864         41,392
         Amortization of intangible assets                           3,362          4,443
         Value of warrants issued                                     --          175,403
         Beneficial conversion interest                             17,500        947,317
         Change in:
            Accounts receivable                                      4,648         (7,353)
            Prepaid expenses and other assets                      (18,095)         2,438
            Inventory                                               (7,461)       (54,296)
            Accounts payable                                       (11,820)        60,515
            Accrued expenses                                        (1,148)         2,573
                                                               -----------    -----------
                Net cash used by operating activities             (460,161)      (211,586)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                          (285,322)        (9,284)
     Patent, trademark, and branding costs                            --          (62,652)
                                                               -----------    -----------
                Net cash used by investing activities             (285,322)       (71,936)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in checks disbursed in excess of cash balances          --             --
     Repayment of shareholder loan                                    --             --
     Proceeds from issuance of long-term debt                      350,000           --
     Repayment of long-term debt                                      --           (4,031)
     Proceeds from issuance of common stock, net of capital
       acquisition costs                                           414,725      5,280,156
                                                               -----------    -----------
                Net cash provided by financing activities          764,725      5,276,125
                                                               -----------    -----------

Net (decrease) increase in cash                                     19,242      4,992,603
CASH AND CASH EQUIVALENTS - beginning of year                      499,197        362,997
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - end of year                        $   518,439    $ 5,355,600
                                                               ===========    ===========

 SUPPLEMENTAL DISCLOSURES
      Cash paid for interest                                   $      --      $      --
                                                               ===========    ===========
      Cash paid for income taxes                               $      --      $      --
                                                               ===========    ===========
      Non-cash Investing Activities:
          Debt converted to equity                             $      --      $ 1,641,168
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



NOTE 4 -  RESTATED FINANCIAL STATEMENTS

          The Company's financial statements as of December 31, 2005 and March 31, 2006 have been restated to reflect the value of the beneficial conversion feature determined to be attached to the Convertible Debt to Shareholders. The restatement resulted in the following adjustments to the financial statements:

                                                               Original     Adjustment   Restated
--------------------------------------------------------------------------------------------------
         Convertible debentures-related party                 $1,550,000   $ (947,317)  $ 602,683
--------------------------------------------------------------------------------------------------

         (at December 31, 2005)

         Additional paid-in capital                            4,665,024    1,250,000    5,915,024
---------------------------------------------------------------------------------------------------

         (at December 31, 2005)

         Interest expense                                         4,443        17,500       21,943
---------------------------------------------------------------------------------------------------

         (for the three months ended March 31, 2005)

         Interest expense                                        27,890       947,317      975,207
---------------------------------------------------------------------------------------------------
         (for the three months ended March 31, 2006)

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

Results of Operations.

During the three months ended March 31, 2006, revenue significantly increased over the same period of 2005. Revenue for 2006 was $201,376, which is a 725% increase over fiscal 2005 sales of $27,704. The increase in revenue was realized in all of our products and services but is most directly attributable to increased NanoArrayer revenues. NanoArrayer revenues grew from $-0- in 2005 to $147,000 in 2006. The NanoArrayer System places proteins and other biological and non biological materials onto silicon chips and other surfaces. We believe that this technology can be implemented into many uses in industries using Nano technology to produce their products.

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


We incurred a net loss of $1,384,018 or $0.06 per share for the three months ended March 31, 2006 compared to $466,011 or $0.02 per share for the three months ended March 31, 2005. Included in general and administrative expense in 2006 is $175,403 for the value of warrants issued in connection with our private placement. Excluding this non cash expense our loss would have been $261,298. Our research and development costs decreased to $157,520 in 2006 from $296,362 in 2005 as a result of the completion of majority of the work on the NanoArrayer. However, the funds we were reimbursed from research grants also decreased from $158,343 to $48,180 for the same reason. Included in interest expense is $17,500 and $947,317 for the value of the beneficial conversion feature of the Company's convertible debt for 2005 and 2006, respectively. The debt was converted to equity during January 2006. Accordingly, the Company recognized the unamortized portion of the discount on the convertible debt as an expense.

Liquidity and Capital Resources.


We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $211,586 and $460,161 of cash in our operating activities in the first three months of 2006 and 2005, respectively. We also used $71,936 of cash to purchase equipment and pay for the costs of patenting our products. For the three months ended March 31, 2006, we received net cash of $5,280,156 from the issuance of our common stock in a private placement at $1.50 per share. For the three months ended March 31, 2005, we received net cash of $414,725 from issuances of common stock. We also were able to satisfy $1,641,168 of our debt through the issuance of common stock. We expect that in the next twelve months that our cash reserves of approximately $5,350,000 will be adequate for our cash flow.


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

Item 3.   Controls and Procedures


We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

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

We received notice on November 30, 2005 that NanoInk, Inc. filed with the U.S. Patent and Trademark Office a request for re-examination of U.S. Patent 6,573,369. Upon re-examination of this patent the USPTO rejected BioForce's claims to the technology. BioForce then submitted a response with arguments designed to circumvent some or all of the initial claims rejections. The outcome of this action is pending. Because this patent is not critical to our current business, we anticipate that an unfavorable result would not have a negative impact on our business.


Item 2. Changes in Securities.

The following unregistered securities have been issued since January 1st, 2006:

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

        The following reports were filed with the SEC on Form 8-K during the three-month period ended March 31, 2006.

          February 24, 2006 - reporting under Item 7.01 the closing of the acquisition of BioForce Nanosciences, Inc. pursuant to an Agreement and Plan of Merger, dated as of November 30, 2005

          March 2, 2006 - reporting under Item 2.01 the completion of the acquisition of BioForce Nanosciences, Inc.; reporting under Item 5.01 the change in control; reporting under Item 5.06 the change in shell company status; and reporting under Item 9.01 the financial statements and proforma financial information regarding the acquisition of BioForce Nanosciences, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      BioForce Nanosciences Holdings, Inc.

Date:    11/9/2006                          / s / Eric Henderson
                                            ----------------------------
                                             President / Director


Date:    11/9/2006                           / s / Eric Henderson
                                            ----------------------------
                                            Principal Accounting Officer