Form 10QSB/A
period 2006-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2006-11-17
CIK 1310488

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2006; or

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

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

        State the number of shares outstanding of the issuer's common equity:
$0.001 par value, as of June 30, 2006, was 23,999,950.

         Transitional Small Business Disclosure Format. Yes [ ]    No  [X]

                             Report on Form 10-QSB/A
                       For the Quarter Ended June 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited).....................    3

                      Balance Sheets.......................................  4-5
                      Statements of Operations ............................    6
                      Statement of Stockholders' Equity (Deficit)..........    7
                      Statements of Cash Flows.............................    8
                      Notes to the Financial Statements ................... 9-10

         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation ..............................   11

         Item 3.      Controls and Procedures .............................   13

Part II. Other Information

         Item 1.      Legal Proceedings ...................................   14

         Item 2.      Changes in Securities ...............................   14

         Item 3.      Defaults Upon Senior Securities .....................   14

         Item 4.      Submission of Matters to a Vote of Security Holders .   14

         Item 5.      Other Information ...................................   14

         Item 6.      Exhibits and Reports on Form 8-K ....................   14

                      Signatures...........................................   15

                                  FORM 10-QSB/A


Explanatory Note

On February 24, 2006, we completed the acquisition of BioForce Nanosciences, Inc., a private Delaware corporation, which became our wholly owned subsidiary. Subsequently, the financial statements of BioForce Nanosciences, Inc. for the fiscal years ended December 31, 2005 and 2004 were reaudited by our current certifying accountants, Chisholm, Bierwolf & Nilson, LLC. This reaudit of our subsidiary caused us to restate our financial statements as of December 31, 2005 and June 30, 2006 and for the six-month periods ended June 30, 2005 and 2006. We have also made certain other revisions to update the information presented.

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



                      BIOFORCE NANOSCIENCES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                         December 31,     June 30,
                                                                            2005            2006
                                                                         ----------      ----------
                                     ASSETS
                                                                                         (Unaudited)
 CURRENT ASSETS
     Cash and cash equivalents                                           $  362,997      $4,466,736
     Accounts receivable - trade                                              8,775          14,153
     Inventory                                                                 --           316,974
     Prepaid expenses and other assets                                        8,933          66,097
                                                                         ----------      ----------
            Total current assets                                            380,705       4,863,960
                                                                         ----------      ----------

PROPERTY AND EQUIPMENT
     Computer equipment                                                      51,575          60,074
     Scientific and laboratory equipment                                    380,000         380,000
     Leasehold improvements                                                 598,968         609,785
     Office furniture and fixtures                                           51,365          52,843
                                                                         ----------      ----------
           Total                                                          1,081,908       1,102,702
     Less accumulated depreciation                                          495,066         578,458
                                                                         ----------      ----------
            Net property and equipment                                      586,842         524,244
                                                                         ----------      ----------

INTANGIBLE ASSETS
     Patent costs, net                                                      418,657         504,861
     Trademark and branding costs, net                                       35,978          42,978
                                                                         ----------      ----------
            Total intangible assets                                         454,635         547,839
                                                                         ----------      ----------




            TOTAL ASSETS                                                 $1,422,182      $5,936,043
                                                                         ==========      ==========



   The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                       December 31,       June 30,
                                                                          2005              2006
                                                                       ------------    ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        (Restated)      (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                  $     89,217    $    163,037
     Accrued interest                                                        58,145            --
     Accrued expenses                                                        66,613           7,500
     Current portion of long-term debt                                      878,369          25,946
                                                                       ------------    ------------
            Total current liabilities                                     1,092,344         196,483

LONG-TERM DEBT, net                                                         172,116         406,759
                                                                       ------------    ------------
            Total liabilities                                             1,264,460         603,242
                                                                       ------------    ------------

COMMITMENTS and CONTINGENCIES                                                  --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - 2005-$0.01 par value, 1,000,000 shares
       none outstanding;                                                       --              --
      2006-$0.001 par value, 10,000,000 shares authorized,
       none outstanding                                                        --              --
     Common stock - 2005-$0.01 par value, 24,000,000 shares
       authorized; 11,142,276 issued; 11,079,776 shares outstanding;        111,423            --
       2006-$0.001 par value, 100,000,000 shares authorized,
       23,999,950 shares outstanding                                           --            24,000
     Additional paid-in capital                                           5,915,024      13,285,619
     Treasury stock - 62,500 shares, at cost                                 (2,500)           --
     Accumulated deficit (restated)                                      (5,866,225)     (7,976,818)
                                                                       ------------    ------------
            Total stockholders' equity (deficit)                            157,722       5,332,801
                                                                       ------------    ------------




            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY (DEFICIT)                           $  1,422,182    $  5,936,043
                                                                       ============    ============




   The accompanying notes are an integral part of these financial statements.


                                  BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                        STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                            For the Three Months Ended      For the Six Months Ended
                                                     June 30,                        June 30,
                                               2005            2006            2005           2006
                                           ------------    ------------    ------------    ------------
                                                            (restated)                      (restated)
REVENUES
     Sales, net of discounts              $     36,231    $     28,422    $     63,935    $    229,498
     Consulting income                           7,500             400           7,500             700
                                          ------------    ------------    ------------    ------------
           Net revenue                          43,731          28,822          71,435         230,198

COST OF GOODS SOLD                              35,704          26,499          60,927          78,086
                                          ------------    ------------    ------------    ------------

           Gross profit                          8,027           2,323          10,508         152,112

EXPENSES
     Research and development                  434,704         199,040         731,065         356,560
     Sales and marketing                        69,430         118,204         137,125         181,812
     General and administrative                218,038         516,530         460,015         915,691
     Reimbursement of grant expenses           (85,605)        (53,249)       (243,946)       (101,429)
                                          ------------    ------------    ------------    ------------
          Total expenses                       636,567         780,525       1,084,259       1,352,634
                                          ------------    ------------    ------------    ------------

           Loss from operations               (628,540)       (778,202)     (1,073,751)     (1,200,522)

OTHER INCOME (EXPENSE)
     Interest and other income                   1,561          52,214           2,705          65,721
     Interest expense                          (28,480)           (587)        (50,424)       (975,792)
                                          ------------    ------------    ------------    ------------
           Total other income (expense)        (26,919)         51,627         (47,719)       (910,071)
                                          ------------    ------------    ------------    ------------

           Net loss before income taxes       (655,459)       (726,575)     (1,121,470)     (2,110,593)

PROVISION FOR INCOME TAXES                        --              --              --              --
                                          ------------    ------------    ------------    ------------

           Net loss                       $   (655,459)   $   (726,575)   $ (1,121,470)   $ (2,110,593)
                                          ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE               ($      0.03)   ($      0.03)   ($      0.05)   ($      0.09)
                                          ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                23,999,950      23,999,950      23,999,950      23,999,950
                                          ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                                              BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                      For the period January 1, 2005 through June 30, 2006
                                                                  (Unaudited)
                                                                                           (Restated)


                                         Preferred Stock          Common Stock      Additional                             Total
                                     --------------------- -----------------------   Paid-In    Treasury   Accumulated Stockholders'
                                       Shares     Amount      Shares      Amount     Capital      Stock     (Deficit)      Equity
                                     ---------- ---------- ----------- ----------- ----------- ----------- ----------- ------------
Balance, January 1, 2005                   --   $     --    10,833,955 $   108,339 $ 4,628,208 ($   2,500) $(3,840,032) $   894,015
  Net loss for the year                    --         --          --          --          --          --    (2,026,193)  (2,026,193)
  Issuance of common stock
    for cash at $2.04 per share
    net of issuance costs of $38,823       --         --       308,321       3,084     586,816        --           --       589,900
  Value attributed to beneficial
    conversion feature                     --         --          --          --       700,000        --           --       700,000
                                     ---------- ---------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, December 31, 2005                 --         --    11,142,276     111,423   5,915,024     (2,500)  (5,866,225)     157,722
  Net loss for the six months
    ended June 30, 2006                    --         --          --          --          --         --     (2,110,593)  (2,110,593)
  Shares issued
    for debt at $0.69 per share            --         --     2,392,198      23,967   1,617,201       --           --      1,641,168
  Shares issued
    for cash at $1.50 per share
    net of issuance costs of $719,844      --         --     4,000,000      40,000   5,240,156       --           --      5,280,156
  Valuation of warrants issued             --         --          --          --       364,348       --           --        364,348
  Recapitalization                         --         --     6,465,476    (151,390)    148,890      2,500         --           --
                                     ---------- ---------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, June 30, 2006                     --         --    23,999,950 $    24,000 $13,285,619 $     --    $(7,976,818) $ 5,332,801
                                     ========== ========== =========== =========== =========== =========== ===========  ===========



                            The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                     For the Six Months Ended
                                                                             June 30,
                                                                       2005            2006
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                (restated)
     Net loss                                                       $(1,121,470)   $(2,110,593)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                                    73,018         83,392
         Amortization of intangible assets                                4,571         10,951
         Value of warrants issued                                          --          364,348
         Beneficial conversion interest                                  41,696        947,317
         Change in:
            (Increase) Decrease Accounts receivable                       1,057         (5,378)
            (Increase) Decrease Prepaid expenses and other assets        (8,452)       (57,164)
            (Increase) Decrease Inventory                               (13,620)      (316,974)
            Increase (Decrease) Accounts payable                        114,971         73,820
            Increase (Decrease) Accrued expenses                         14,929        (26,090)
                                                                    -----------    -----------
                Net cash used by operating activities                  (893,300)    (1,036,371)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                               (346,207)       (20,794)
     Patent, trademark, and branding costs                              (48,570)      (104,155)
                                                                    -----------    -----------
                Net cash used by investing activities                  (394,777)      (124,949)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                           350,000           --
     Repayment of long-term debt                                           (688)       (15,097)
     Proceeds from issuance of common stock, net of capital
       acquisition costs                                                591,400      5,280,156
                                                                    -----------    -----------
                Net cash provided by financing activities               940,712      5,265,059
                                                                    -----------    -----------

Net (decrease) increase in cash                                        (347,365)     4,103,739
CASH AND CASH EQUIVALENTS - beginning of year                           499,196        362,997
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - end of year                             $   151,831    $ 4,466,736
                                                                    ===========    ===========

 SUPPLEMENTAL DISCLOSURES
      Cash paid for interest                                        $      --      $      --
                                                                    ===========    ===========
      Cash paid for income taxes                                    $      --      $      --
                                                                    ===========    ===========
      Non-cash Investing Activities:
          Debt converted to equity                                  $      --      $ 1,641,168
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

         On April 11, 2006, the Company granted 100,000 common stock purchase options to certain of its directors. Each stock purchase option allows the holders to purchase one share of the Company's common stock at $4.60 per share. The shares vest 1/3 one year from the date of grant and 1/3 at each succeeding anniversary date.

         During the three months ended June 30, 2006, the Company granted a warrant for 100,000 common stock at $1.50 per share to its investment relations firm. Additionally, 5,938 options at $1.25 per share, which were previously granted to its employees, vested. The Company recognized $188,945 as an expense for these vested options and warrants.

NOTE 4 - RESTATED FINANCIAL STATEMENTS

         The Company's financial statements as of December 31, 2005 and March 31, 2006 have been restated to reflect the value of the beneficial conversion feature determined to be attached to the Convertible Debt to Shareholders. The June 30, 2006 financial statements were restated to correct for warrants issued to a consultant, options issued to directors, and vesting of employee options. The restatements resulted in the following adjustments to the financial statements:



                                                      Original     Adjustment   Restated
                                                      --------     ----------   --------
         Convertible debentures-related party       $1,550,000   $ (947,317)  $  602,683

         Additional paid-in capital                  4,665,024    1,250,000    5,915,024

         Interest expense - June 30, 2005                8,728       41,696       50,424

            Interest expense -  June 30, 2006           28,475      947,317      975,792



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

We incurred a net loss of $726,575 or $0.03 per share for the three months ended June 30, 2006 compared to $655,459 or $0.03 per share for the three months ended June 30, 2005. Included in general and administrative expense in 2006 is $188,945 for the value of warrants issued to an investment relations consultant and vested employee options. Excluding this non cash expense our loss would have been $537,630. Our research and development costs decreased to $199,040 in 2006 from $434,704 in 2005 as a result of the completion of majority of the work on the NanoArrayer. However, the funds we were reimbursed from research grants also decreased from $85,605 to $53,249 for the same reason. Included in interest expense in 2005 is $24,196 from the amortization of the beneficial conversion feature of the convertible debt compared to $-0- in 2006.

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

We incurred a net loss of $2,110,593 or $0.09 per share for the six months ended June 30, 2006 compared to $1,121,470 or $0.05 per share for the six months ended June 30, 2005. Included in general and administrative expense in 2006 is $364,348 for the value of warrants issued in connection with our private placement and to an investor relations consultant, and vested employee options, and $947,317 from the write off of the beneficial conversion feature of the convertible debt upon its conversion. Excluding these non cash expenses our loss would have been $798,928. Our research and development costs decreased to $356,560 in 2006 from $731,065 in 2005 as a result of the completion of majority of the work on the NanoArrayer. However, the funds we were reimbursed from research grants also decreased from $243,946 to $101,429 for the same reason. Included in interest expense is $41,696 and $947,317 for the value of the beneficial conversion feature of the Company's convertible debt for 2005 and 2006, respectively. The debt was converted to equity during January 2006. Accordingly, the Company recognized the unamortized portion of the discount on the convertible debt as an expense.

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

Liquidity and Capital Resources.

We have consistently been financed through loans from related parties and from raising capital through private equity offerings. We used $893,300 and $1,036,371 of cash in our operating activities in the first six months of 2005 and 2006, respectively. We also used cash of $394,777 and $124,949, in the respective periods, to purchase equipment and pay for the costs of patenting our products. For the six months ended June 30, 2006, we received net cash of $5,280,156 from the issuance of our common stock in a private placement at $1.50 per share. For the six months ended June 30, 2005, we received net cash of $591,400 from issuance of common stock. We also were able to satisfy $1,641,168 of our debt through the issuance of common stock. We expect that in the next twelve months that our cash reserves of approximately $4,460,000 will be adequate for our cash flow.

Our working capital at June 30, 2006 was $4,667,477 compared to $-0- at December 31, 2005. This increase in working capital is directly attributed to completion of our private placement stock offering in March 2006.

At June 30, 2006, we had total assets of $5,936,043 and total stockholders' equity of $5,332,801, compared to total assets of $1,422,182 and a stockholders' equity of $157,722 at December 31, 2005.

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

Dependence on Key Personnel

We are dependent on the services of certain key people, including the President/Chief Executive Officer. The loss of this person or other key executives or personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of our activities, may have a material adverse effect on our business or future operations. We currently maintain Key-man Life insurance on the President/CEO and certain other executive officers and personnel who are considered key people.

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

Our wholly owned subsidiary, BioForce Nanosciences, Inc. ("BioForce"), received notice on November 30, 2005 that NanoInk, Inc. filed with the U.S. Patent and Trademark Office a request for re-examination of U.S. Patent 6,573,369. Upon re-examination of this patent the USPTO rejected BioForce's claims to the technology. BioForce then submitted a response with arguments designed to circumvent some or all of the initial claims rejections. The outcome of this action is pending. Because this patent is not critical to BioForce's current business, we anticipate that an unfavorable result would not have a negative impact on our business.

Item 2. Changes in Securities.

             None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

           Employment agreements for Kerry Frey and Eric Henderson were approved by the Board of Directors. These employment agreements defined the employees' titles (Frey; COO, Henderson; CEO) and compensation packages including salary, participation in the Company stock options plan, and benefits. The entire agreements are attached as Exhibits 10.1 and 10.2.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

         Exhibit 10.1      Employment Agreement with Eric Henderson(1)

         Exhibit 10.2      Employment Agreement with Kerry Frey(1)

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ------------------

              (1) Previously  filed on August  11,  2006 as an  exhibit  to Form
                  10-QSB for the period ended June 30, 2006.

        (b) Reports on Form 8-K

The following reports were filed with the SEC on Form 8-K during the three-month period ended June 30, 2006 and/or through the date of this report.

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

         September 26, 2006 - reporting under Item 7.01 two press releases regarding funding and product placement.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BioForce Nanosciences Holdings, Inc.


Date:    November 17, 2006                   / s / Eric Henderson
                                          ----------------------------
                                          Eric Henderson
                                          Chief Executive Officer
                                          and Director
                                          (Principal Accounting Officer)