Form 10QSB
period 2006-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2006-11-17
CIK 1310488

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 000-51074


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 76-3078125
 ------------------------------                             ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

              1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010
              ----------------------------------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 23,999,950 Common Shares, $0.001 par value, as of September 30, 2006

Transitional Small Business Disclosure Format:  Yes [ ]     No [X]




                              Report on Form 10-QSB
                       For the Quarter Ended September 30, 2006

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)...................... 3

                      Balance Sheets ......................................4-5
                      Statements of Operations ............................. 6
                      Statement of Stockholders' Equity (Deficit)........... 7
                      Statements of Cash Flows ............................. 8
                      Notes to the Financial Statements ..................9-10

         Item 2.      Management's Discussion and Analysis
                        or Plan of Operation .............................. 11

         Item 3.      Controls and Procedures ............................. 13

Part II. Other Information

         Item 1.      Legal Proceedings ................................... 13

         Item 2.      Unregistered Sales of Equity Securities
                                   and Use of Proceeds .................... 14

         Item 3.      Defaults Upon Senior Securities ..................... 14

         Item 4.      Submission of Matters to a Vote of Security Holders . 14

         Item 5.      Other Information ................................... 14

         Item 6.      Exhibits ............................................ 14

                      Signatures .......................................... 15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at September 30, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ended September 30, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.












                      BIOFORCE NANOSCIENCES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                    September 30, 2006 and December 31, 2005

                                         BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                                    BALANCE SHEETS


                                                                                December 31, September 30,
                                                                                   2005         2006
                                                                                ----------   ----------
                                                        ASSETS
                                                                                             (Unaudited)
 CURRENT ASSETS
     Cash and cash equivalents                                                  $  362,997   $3,631,033
     Accounts receivable - trade                                                     8,775        8,989
     Inventory                                                                        --        559,536
     Prepaid expenses and other assets                                               8,933       47,765
                                                                                ----------   ----------
            Total current assets                                                   380,705    4,247,323
                                                                                ----------   ----------

PROPERTY AND EQUIPMENT
     Computer equipment                                                             51,575       70,924
     Scientific and laboratory equipment                                           380,000      380,000
     Leasehold improvements                                                        598,968      658,490
     Office furniture and fixtures                                                  51,365       60,843
                                                                                ----------   ----------
           Total                                                                 1,081,908    1,170,257
     Less accumulated depreciation                                                 495,066      621,318
                                                                                ----------   ----------
            Net property and equipment                                             586,842      548,939
                                                                                ----------   ----------

INTANGIBLE ASSETS
     Patent costs, net                                                             418,657      546,150
     Trademark and branding costs, net                                              35,978       47,128
                                                                                ----------   ----------
            Total intangible assets                                                454,635      593,278
                                                                                ----------   ----------

            TOTAL ASSETS                                                        $1,422,182   $5,389,540
                                                                                ==========   ==========


                The accompanying notes are an integral part of these financial statements.


                                     BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                                BALANCE SHEETS


                                                                            December 31,    September 30,
                                                                                2005            2006
                                                                            ------------    ------------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                             (Unaudited)
 CURRENT LIABILITIES
     Accounts payable                                                       $     89,217    $    200,020
     Accrued interest                                                             58,145            --
     Accrued expenses                                                             66,613              26
     Current portion of long term debt                                           878,369          25,946
                                                                            ------------    ------------
            Total current liabilities                                          1,092,344         225,992

LONG-TERM DEBT, net                                                              172,116         394,963
                                                                            ------------    ------------
            Total liabilities                                                  1,264,460         620,955
                                                                            ------------    ------------

COMMITMENTS and CONTINGENCIES                                                       --              --

STOCKHOLDERS' EQUITY
     Preferred stock - 2005-$0.01 par value, 1,000,000 shares authorized,
       none outstanding;                                                            --
      2006-$0.001 par value, 10,000,000 shares authorized,
       none outstanding                                                             --
     Common stock - 2005-$0.01 par value, 24,000,000 shares
       authorized, 11,142,276 issued, 11,079,776 shares outstanding;             111,423
       2006-$0.001 par value, 100,000,000 shares authorized,
       23,999,950 shares outstanding                                              24,000
     Additional paid-in capital                                                5,915,024      13,344,499
     Treasury stock - 62,500 shares, at cost                                      (2,500)           --
     Accumulated deficit                                                      (5,866,225)     (8,599,914)
                                                                            ------------    ------------
            Total stockholders' equity                                           157,722       4,768,585
                                                                            ------------    ------------




            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                          $  1,422,182    $  5,389,540
                                                                            ============    ============

                 The accompanying notes are an integral part of these financial statements.



                                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                           For the Three Months Ended      For the Nine Months Ended
                                                 September 30,                   September 30,
                                             2005             2006            2005           2006
                                          ------------    ------------    ------------    ------------

 REVENUES
     Sales, net of discounts              $     20,601    $     31,430    $     84,536    $    260,928
     Consulting income                          14,255            --            21,755             700
                                          ------------    ------------    ------------    ------------
           Net revenue                          34,856          31,430         106,291         261,628

COST OF GOODS SOLD                              29,766          23,188          90,693         101,274
                                          ------------    ------------    ------------    ------------

           Gross profit                          5,090           8,242          15,598         160,354

EXPENSES
     Research and development                  223,449         166,565         954,514         523,125
     Sales and marketing                        64,591         177,963         201,716         359,775
     General and administrative                162,690         387,542         622,705       1,303,233
     Reimbursement of grant expenses           (59,135)        (49,688)       (303,081)       (151,117)
                                          ------------    ------------    ------------    ------------
           Total expenses                      391,595         682,382       1,475,854       2,035,016
                                          ------------    ------------    ------------    ------------

           Loss from operations               (386,505)       (674,140)     (1,460,256)     (1,874,662)

OTHER INCOME (EXPENSE)
     Interest and other income                     447          51,575           3,152         117,296
     Interest expense                          (66,905)           (531)       (117,329)       (976,323)
                                          ------------    ------------    ------------    ------------
           Total other income (expense)        (66,458)         51,044        (114,177)       (859,027)
                                          ------------    ------------    ------------    ------------

           Net loss before income taxes       (452,963)       (623,096)     (1,574,433)     (2,733,689)

PROVISION FOR INCOME TAXES                        --              --              --              --
                                          ------------    ------------    ------------    ------------

           Net loss                       $   (452,963)   $   (623,096)   $ (1,574,433)   $ (2,733,689)
                                          ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE               ($      0.02)   ($      0.03)   ($      0.07)   ($      0.11)
                                          ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                23,999,950      23,999,950      23,999,950      23,999,950
                                          ============    ============    ============    ============



            The accompanying notes are an integral part of these financial statements.

                                                BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                  STATEMENTS OF STOCKHOLDERS' EQUITY For the period January 1, 2005 through September 30, 2006
                                                             (Unaudited)

                                         Preferred Stock          Common Stock      Additional                             Total
                                     --------------------- -----------------------   Paid-In    Treasury   Accumulated Stockholders'
                                       Shares     Amount      Shares      Amount     Capital      Stock     (Deficit)      Equity
                                     ---------- ---------- ----------- ----------- ----------- ----------- ----------- ------------
Balance, January 1, 2005                   --   $     --    10,833,955 $   108,339 $ 4,628,208 ($   2,500) $(3,840,032) $   894,015
  Net loss for the year                    --         --          --          --          --          --    (2,026,193)  (2,026,193)
  Issuance of common stock
    for cash at $2.04 per share
    net of issuance costs of $38,823       --         --       308,321       3,084     586,816        --           --       589,900
  Value attributed to beneficial
    conversion feature                     --         --          --          --       700,000        --           --       700,000
                                     ---------- ---------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, December 31, 2005                 --         --    11,142,276     111,423   5,915,024     (2,500)  (5,866,225)     157,722
  Net loss for the six months
    ended June 30, 2006                    --         --          --          --          --         --     (2,110,593)  (2,110,593)
  Shares issued
    for debt at $0.69 per share            --         --     2,392,198      23,967   1,617,201       --           --      1,641,168
  Shares issued
    for cash at $1.50 per share
    net of issuance costs of $719,844      --         --     4,000,000      40,000   5,240,156       --           --      5,280,156
  Valuation of warrants issued             --         --          --          --       423,228       --           --        364,348
  Recapitalization                         --         --     6,465,476    (151,390)    148,890      2,500         --           --
                                     ---------- ---------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, September 30, 2006                --         --    23,999,950 $    24,000 $13,344,499 $     --    $(7,976,818) $ 5,332,801
                                     ========== ========== =========== =========== =========== =========== ===========  ===========

                           The accompanying notes are an integral part of these financial statements.


                            BIOFORCE NANOSCIENCES HOLDINGS, INC.
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                       2005            2006
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(1,574,433)   $(2,733,689)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation                                                   112,468        126,252
         Amortization of intangible assets                                8,601         18,245
         Value of warrants and options granted                             --          423,229
         Beneficial conversion interest                                 103,840        947,317
         Change in:
            (Increase) Decrease Accounts receivable                        (975)          (214)
            (Increase) Decrease Prepaid expenses and other assets         4,682        (38,832)
            (Increase) Decrease Inventory                               (14,851)      (559,536)
            Increase (Decrease) Accounts payable                        (59,109)       110,803
            Increase (Decrease) Accrued expenses                         24,500        (33,565)
                                                                    -----------    -----------
                Net cash used by operating activities                (1,395,277)    (1,739,990)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                               (346,207)       (88,349)
     Patent, trademark, and branding costs                             (102,150)      (156,888)
                                                                    -----------    -----------
                        Net cash used by investing activities          (448,357)      (245,237)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                           850,000           --
     Repayment of long-term debt                                           (688)       (26,893)
     Proceeds from issuance of common stock, net of capital
       acquisition costs                                                590,200      5,280,156
                                                                    -----------    -----------
                        Net cash provided by financing activities     1,439,512      5,253,263
                                                                    -----------    -----------

Net (decrease) increase in cash                                        (404,122)     3,268,036
CASH AND CASH EQUIVALENTS - beginning of year                           499,196        362,997
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - end of year                             $    95,074    $ 3,631,033
                                                                    ===========    ===========

 SUPPLEMENTAL DISCLOSURES
      Cash paid for interest                                        $      --      $      --
                                                                    ===========    ===========
      Cash paid for income taxes                                    $      --      $      --
                                                                    ===========    ===========
      Non-cash Investing Activities:
          Debt converted to equity                                  $      --      $ 1,641,168
                                                                    ===========    ===========


           The accompanying notes are an integral part of these financial statements.


                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                          Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recorded significant losses from operations and has limited sales of its products, which together raise substantial doubt about its ability to continue as a going concern.

         In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to increase sales of its productions.

         Management plans to continue as a going concern include the following items:

         1) Concentrating its efforts on increasing public awareness of its products through direct marketing, advertising and the Company's Pilot Placement Program. This program is designed to seed the market for the Nano eNabler(TM) (formerly "NanoArrayer(TM)") System by placing the instrument in top tier laboratories and institutes ahead of sales. The placement sites are screened to estimate the potential for use of the instrument in cutting edge research and to evaluate whether funds might be available to complete a purchase.

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

NOTE 3 - SIGNIFICANT EVENTS

         On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences, Inc., a Delaware corporation with operations in Ames, Iowa ("BioForce"). The acquisition was made pursuant to an agreement entered into on November 30, 2005, whereby it was agreed to merge a newly created, wholly-owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce, with BioForce being the surviving entity as a wholly owned subsidiary. The shareholders of BioForce became the controlling shareholders of the Company; accordingly, the historical financial statements of BioForce are presented as the historical financial statements of the Company (i.e. reverse merger accounting). However, Basic Loss per Share was recomputed based upon the number of shares outstanding after the recapitalization of the Company.

         Prior to completion of the acquisition, on January 31, 2006, the Company effected a 2 shares for 1 share forward stock split of its issued and outstanding shares of common stock and, on February 1, 2006, it changed its corporate name to BioForce Nanosciences Holdings, Inc. As a result of the forward stock split, its outstanding shares of common stock increased from 1,999,975 shares to 3,999,950 shares. Under the terms of the merger agreement it issued an aggregate of 16 million shares of its common stock, post-split, to the stockholders of
         BioForce. The Company also agreed to issue to current holders of BioForce stock options and warrants, new options and warrants exercisable to purchase shares of Silver River common stock, on terms and conditions equivalent to the existing terms and conditions of the respective BioForce options and/or warrants. The maximum number of shares of BioForce common stock available for the conversion of these new stock options and warrants will be 2,537,565 shares.

         Prior to the acquisition of BioForce, the Company conducted only limited business operations seeking potential operating businesses and/or business opportunities with the intent to acquire or merge with such businesses. As a result of the acquisition of BioForce, the Company is now engaged in the development of certain technology for ultramicro- and nanoscale placement and patterning of active biomolecules and other materials and marketing the Nano eNabler(TM) System, the Company's proprietary instrumentation/software platform. The Nano eNabler System places proteins and other biological and non-biological materials onto silicon chips and other surfaces. The Company believes that this technology can be implemented for many uses in industries using nanotechnology to produce their products.

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

         In the three months ended September 30, 2006, the Company granted 300,000 employee options at $2.50 per share. Employee options vested as follows: 5,938 options at $1.25 per share, and 100,000 options at $2.50 per share. The Company recognized $58,880 as an expense for these vested options.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-looking and Cautionary Statements.

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

Results of Operations.

Three months ended September 30, 2006 compared to three months ended September 30, 2005
--------------------------------------------------------------------------------

During the three months ended September 30, 2006, revenue decreased 10% from the same period of 2005. Revenue for 2006 was $31,430, which is a $3,426 decrease from fiscal 2005 sales of $34,856. We had a decrease in consulting revenue of $14,255 and AFM Solutions of $18,675, which was offset by an increase in our sales of TipCleaner of $29,988. TipCleaner is a device for cleaning Atomic Force Microscopy (AFM) probes.

We had no Nano eNabler System revenues in the third quarter of 2006 or 2005. We shipped five Nano eNabler Systems in the third quarter of 2006, of which we installed three under the Pilot Placement Program, bringing the year-to-date total of Systems shipped and installed to seven. By year end we anticipate having shipped up to a total of 20 Systems during the year.

We incurred a net loss of $623,096 or $0.03 per share for the three months ended September 30, 2006 compared to $452,963 or $0.02 per share for the three months ended September 30, 2005. Included in general and administrative expense in 2006 is $58,880 for the value of options granted to our employees. Excluding this non cash expense our loss for 2006 would have been $564,216. Our research and development costs decreased to $166,565 in 2006 from $223,449 in 2005 as a result of completion of the bulk of the work on the current model of the Nano eNabler System. However, the funds we were reimbursed from research grants also decreased from $59,135 to $49,688 for the same reason. Included in interest expense in 2005 is $62,144 from the amortization of the beneficial conversion feature of the convertible debt compared to $-0- in 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
--------------------------------------------------------------------------------

During the nine months ended September 30, 2006, revenue increased 309% from the same period of 2005. Revenue for 2006 was $261,628, which is a $155,337 increase from fiscal 2005 sales of $106,291. This increase primarily reflects the sale of a Nano eNabler System in the first quarter of 2006. We had a decrease in consulting revenue of $21,055 and sales of AFM Solutions of $88,961, which was offset by an increase in our sales of TipCleaner of $85,894.

For the first nine months of 2006 our cost of sales was 39% of net sales compared to 85% in 2005, due primarily to the sale of a Nano eNabler System in the first quarter of 2006.

We incurred a net loss of $2,733,689 or $0.11 per share for the nine months ended September 30, 2006 compared to $1,574,433 or $0.07 per share for the nine months ended September 30, 2005. Included in general and administrative expense in 2006 is $423,228 for the value of warrants issued in connection with our private placement and to a public relations consultant, and vested employee options, and included in interest expense was $947,317 for the amortization of the beneficial conversion feature of our convertible debt. Excluding these non cash expenses our loss would have been $1,363,144. Our research and development costs decreased to $523,125 in 2006 from $954,514 in 2005 as a result of the completion of a majority of the work on the current model of the Nano eNabler System. However, the funds we were reimbursed from research grants also decreased from $303,081 to $151,117 for the same reason.

Included in interest expense is $947,317 and $103,840 for the value of the beneficial conversion feature of the Company's convertible debt for 2006 and 2005, respectively. The debt was converted to equity during January 2006. Accordingly, the Company recognized the unamortized portion of the discount on the convertible debt as an expense.

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

Liquidity and Capital Resources.

We have been financed through grants, loans from related parties and from raising capital through private equity offerings. We used $1,739,990 and $1,395,277 of cash in our operating activities in the first nine months of 2006 and 2005, respectively. This use of cash included $559,536 for the building up of our Nano eNabler inventory. We also used cash of $245,237 and $448,357 in the respective periods to purchase equipment and pay for the costs of patenting our discoveries. For the nine months ended September 30, 2006 and 2005, we received net cash of $5,280,156 and $590,200, respectively, from the issuance of our common stock in private placements. In 2006, we were able to satisfy $1,641,168 of our debt through the issuance of common stock. We expect that in the next ten months that our cash reserves of approximately $3,630,000 will be adequate for our cash flow.

Our working capital at September 30, 2006 was $4,021,331 compared to $-0- at December 31, 2005. This increase in working capital is directly attributed to completion of our private placement stock offering in March 2006.

At September 30, 2006, we had total assets of $5,389,540 and total stockholders' equity of $4,768,585, compared to total assets of $1,422,182 and a stockholders' equity of $157,722 at December 31, 2005.

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

Dependence on Key Personnel.

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

Item 3. Controls and Procedures.

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

On October 2, 2006, we received Guenter H. Jaensch's resignation as a director. Dr. Jaensch had been appointed as chairman of our audit committee, which to date has not become operative nor have we adopted a formal audit committee charter. We anticipate that at the next regularly scheduled meeting of our board of directors, the directors will consider the merits of employing an audit committee at this time.


PART II - OTHER INFORMATION

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

Our wholly owned subsidiary, BioForce Nanosciences, Inc. ("BioForce"), received notice on November 30, 2005 that NanoInk, Inc. filed with the U.S. Patent and Trademark Office a request for re-examination with respect to U.S. Patent 6,573,369. The USPTO granted the request for re-examination. Upon re-examination of the patent in question the USPTO initially rejected BioForce's claims to the technology. BioForce then submitted a response to this office action with arguments designed to circumvent some or all of the initial claims rejections. The outcome of this action is pending. Because this patent is not critical to BioForce's current business, we anticipate that an unfavorable result would not have a negative impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.


Item 6. Exhibits.

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

The following reports were filed with the SEC on Form 8-K during the three-month period ended September 30, 2006.

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




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         BioForce Nanosciences Holdings, Inc.


Date:    November 17, 2006                / s / Eric Henderson
                                         --------------------------------------
                                          Eric Henderson
                                          Chief Executive Officer and Director
                                          (Principal Accounting Officer)