Form 10KSB
period 2006-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2007-04-02
CIK 1310488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                        Commission File Number: 000-51074

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

                    Nevada                               74-3078125
                    ------                               ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

1615 Golden Aspen Drive, Suite 101, Ames, Iowa              50010
----------------------------------------------              -----
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone no.: (515) 233-8333

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $415,087

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $17,382,255 (Based on price of $1.25 per share on March 23, 2007)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Common stock, par value $0.001, outstanding as of March 23, 2007: 24,099,950
  ----------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes |_| No |X|

                      BioForce Nanosciences Holdings, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Description of Business............................................3

Item 2.     Description of Property...........................................16

Item 3.     Legal Proceedings.................................................16

Item 4.     Submission of Matters to a Vote of Security Holders...............17

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........17

Item 6.     Management's Discussion and Analysis or Plan of Operation.........19

Item 7.     Financial Statements..............................................23

Item 8.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................23

Item 8A.    Controls and Procedures...........................................23

Item 8A(T). Controls and Procedures...........................................24

Item  8B.   Other Information.................................................24

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the
            Exchange Act......................................................24

Item 10.    Executive Compensation............................................26

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................30

Item 12.    Certain Relationships and Related Transactions, and Director
            Independence......................................................32

Item 13.    Exhibits..........................................................33

Item 14.    Principal Accountant Fees and Services............................35

Forward-Looking and Cautionary Statements

      This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of those terms or other comparable terminology.

      These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                     PART I

Item 1. Description of Business.

      We conduct business through BioForce Nanosciences, Inc. ("BioForce"), our wholly owned subsidiary. BioForce has developed the Nano eNabler(TM) benchtop molecular printer, which it started marketing commercially in 2005. Other BioForce products include consumable printing and surface patterning tools for use with the Nano eNabler(TM) system, and products for use with atomic force microscopes and scanning probe microscopes.

      History

      BioForce Nanosciences Holdings, Inc. (referred to as "we," "our" or "us" in this report) was incorporated in the State of Idaho on June 28, 1984 as Silver River Mining Co., Inc., primarily to engage in the business of developing mineral resources in the mining districts of northern Idaho. In January 2000, we changed our corporate domicile from Idaho to Nevada and changed our name to Silver River Ventures, Inc.

      On February 24, 2006, we completed the acquisition of BioForce Nanosciences, Inc., a Delaware corporation with its principal offices in Ames, Iowa ("BioForce"). The acquisition was made pursuant to an agreement entered into on November 30, 2005 ("Merger Agreement"), whereby we agreed to merge our newly created, wholly owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce with BioForce being the surviving entity.

      Prior to completion of the acquisition, we affected a 2 shares for 1 share forward stock split of our issued and outstanding shares of common stock on January 31, 2006. We also changed our corporate name to BioForce Nanosciences Holdings, Inc. on February 1, 2006.

      As a result of the forward stock split, our outstanding shares of common stock increased from 1,999,975 shares to 3,999,950 shares. Under the terms of the Merger Agreement, we issued an aggregate of 16 million shares of our common stock, post-split, to the stockholders of BioForce, with each BioForce shareholder receiving 1.1877 shares of our common stock in exchange for a share of BioForce common stock. Applying this same exchange factor, we also agreed to issue to BioForce stock option and warrant holders new options and warrants exercisable to purchase shares of our common stock, on terms and conditions equivalent to the existing terms and conditions of the respective BioForce options and warrants. The maximum number of shares of our common stock available for the conversion of these new stock options and warrants is 2,537,565 shares.

      Prior to the acquisition of BioForce, we conducted only limited business operations seeking potential operating businesses or business opportunities with the intent to acquire or merge with such businesses. As a result of the acquisition of BioForce, we are now engaged in the development of technology for the ultramicro- and nanoscale placement and surface patterning of active biomolecules and other materials, with our initial focus on the biomedical and life sciences industries.

      Our principal executive offices are located at 1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010, and our telephone number is (515) 233-8333. Our website can be viewed at www.bioforcenano.com.

      Private Placement

      As an additional term of the acquisition of BioForce, we initiated a private placement of up to 4 million shares of our common stock (post-split) priced at $1.50 per share, or a maximum of $6 million. Closing of the merger agreement was contingent upon our realizing a minimum of $2.5 million from the private placement. Upon attaining the minimum amount, we proceeded to close the merger on February 24, 2006.

      Following the consummation of the BioForce acquisition, we completed the private placement by selling a total of 4 million shares for gross proceeds of $6 million. We are using the proceeds from the offering for research and product development, sales and marketing, capital expenditures, working capital, and developing, obtaining and globally protecting patents, trademarks and other intellectual property rights.

      Our Products

      The Nano eNabler(TM) System

      The Nano eNabler(TM) system is a benchtop molecular printer. Previously branded the NanoArrayer(TM) system, this product is capable of patterning biological and non-biological materials in femtoliter (10-15) to attoliter (10-18) volumes onto a wide variety of solid surfaces to create features in the approximate size range of 1 to 15 microns. The patterns created by this printing system are called arrays, which have spatial precision ranging in the micrometer (10-6) to nanometer (10-9) scale. Once printed, researchers and scientists can expose the arrays to other molecules or substances, with resultant reactions read by a number of novel (e.g., non-destructive surface profiling) or more conventional (e.g., fluorescence) methods.

      Analogous to ink jet printers for home and industrial printing, the complete Nano eNabler(TM) system includes a motion control system, an optical observation system, and a surface patterning system. The system is controlled by user-friendly software with a graphical interface designed to retain significant depth of functionality for power users while providing a rapid learning cycle for day-to-day users. The entire system is modular, facilitating ease of maintenance and minimizing production time and expense.

      The Nano eNabler(TM) system can be used in the production of ultraminiaturized biological sensors, biomedical tests and other ultraminiaturized devices. It addresses a fundamental requirement for the growth of the nanotechnology industry and overcomes some of the limitations of existing tools for surface encoding and modification at the ultramicroscale. Faced with the limitations of existing technologies, academic, government and industrial researchers, scientists and product development teams desiring to move to the ultramicro- and, ultimately, the nanoscale will likely look to products like the Nano eNabler(TM) system to address their instrumentation needs.

      Following successful field testing of the NanoArrayer(TM) prototype version III system at University of California at Santa Cruz and Oak Ridge National Laboratory in 2003, and beta testing of the system at Johns Hopkins University in 2004, BioForce launched the fourth generation, first commercial version of the system in January 2005. In 2006, BioForce initiated its Pilot Placement Program marketing strategy for the Nano eNabler(TM) system. BioForce screened prestigious biomedical and life sciences academic and research facilities for participation in this program by evaluating multiple criteria including: the quality of their proposed research projects; their ability to secure funding should they choose to purchase the system; and their willingness to involve BioForce in the potential applications of their research. BioForce selected 15 domestic and four international facilities meeting its criteria to participate in the program. BioForce completed shipment of Nano eNabler(TM) systems to these facilities by the end of 2006, which, including John Hopkins, brings the current total of Nano eNabler(TM) system pilot placements to 20.

      In addition, BioForce sold two Nano eNabler(TM) systems in 2006, accounting for 64% of our revenue. One of these sales was to an international customer.

      BioForce markets the Nano eNabler(TM) system using a dedicated field sales staff, with in-house customer service and technical support. BioForce's field service technicians install the systems, and provide training and on-site technical support. BioForce's research and development scientists conduct site visits to solicit feedback about the performance of the system in the field, and to discuss potential application opportunities flowing from customers' research projects.

      In 2007, BioForce anticipates the research results of the system's 22 "early adopters" will drive the demand for Nano eNabler(TM) system sales. In addition, BioForce expects several of its 2006 placements under the Pilot Placement Program to convert into sales. As of the beginning of 2007, BioForce had on hand inventory to build 20 additional systems.

      Consumable Printing and Surface Patterning Tools

      BioForce has developed proprietary consumable products to support the Nano eNabler(TM) system. These products also have potential utility to atomic force microscopy and other applications. Marketed with the placement and sales of Nano eNabler(TM) systems and through BioForce's on-line store, these products include the following.

      o SPT(TM) surface patterning tools, which are the "print cartridges" of the Nano eNabler(TM) system. The biological and non-biological materials to be printed are placed into the surface patterning tool and then deposited in the locations and quantities specified by the user. These tools are available in a variety of formats enabling users to create diverse types of arrays.

      o Sindex(TM) silicon chips, which are analogous to the "paper" upon which the printing takes place. These chips are index-etched printing surfaces that offer Nano eNabler(TM) system users required surface chemistry and readily observable indexing features for easy location and relocation of arrays on chips.

      Sales of consumable printing and surface patterning tools accounted for 3% of our revenue in 2006. Fifty-five percent of this revenue was attributable to international sales. Sales of consumable products are anticipated to increase as the Nano eNabler(TM) system market matures.

      Atomic Force Microscopy and Scanning Probe Microscopy Accessories

      BioForce markets a line of accessories for atomic force microscopes (AFMs) and scanning probe microscopes (SPMs) primarily through its on-line store. These products include specialized probes for AFMs, and the TipCleaner(TM) UV/ozone device used for decontaminating AFM probes and other materials.

      Sales of AFM and SPM accessories accounted for 33% of our revenue in 2006, with 45% attributed to international sales.

      Research and Development

      Our future depends heavily upon our ability to develop commercially successful products from intellectual property. BioForce continually explores the possibilities of leveraging its in-house capabilities with external technologies through strategic licensing arrangements, joint development projects, and mergers and acquisitions. It also focuses on product and service opportunities that flow from its own research and development efforts and those of participants in its Pilot Placement Program. One of its current research and development strategies involves exploring how to incorporate the Nano eNabler(TM) system into diagnostic, application, microfabrication and drug discovery solutions.

      In 2006 and 2005, BioForce spent $839,395 and $1,197,814, respectively, on research and development activities. In September 2006, the National Institutes of Health National Genome Research Institute approved additional funding of $400,000, with a potential for an additional $400,000 after August 31, 2007, for BioForce. These funds are to be used to support the second phase of commercial development of SPT(TM) surface patterning tools.

      The ViriChip(TM) Platform

      An example of BioForce's diagnostics research and development efforts is the ViriChip(TM) platform, a patented ultramicroscale biosensor platform for detecting and identifying microbial pathogens, and viruses in particular. This system could represent a breakthrough in medical virology and in other fields where virus detection is important, including biodefense, agri-bio and environmental monitoring.

      The ViriChip(TM) platform can employ the Nano eNabler(TM) system to create surface patterned arrays of multiple substances to which differing pathogens can adhere, then exposing these arrays to pathogens for relatively short periods of time, followed by using the conceptual NanoReader(TM) device to report results without destroying the pathogens. This reading system will employ MSP(TM) molecular surface profiling, a technology based upon atomic force microscopy that has yet to be fully exploited in the life sciences.

      The key advantages of the ViriChip(TM) platform over conventional methods of pathogen detection are anticipated to include:

      o multiplicity - the number of different pathogens that can be detected in one test;

      o speed of detection - the small size format creates opportunities for enhanced binding kinetics;

      o label-free detection - the use of MSP(TM) detection leaves viruses intact and amenable to subsequent cell culture, genomic and immunological analyses;

      o sensitivity - the ultraminiaturized nature of the system and the single virus detection capability of MSP(TM) detection create opportunities for sensitivities that match or exceed commonly used methods such as the Enzyme Linked ImmunoSorbant Assay (ELISA);

      o robustness - it is able to work under environmental conditions that disallow the polymerase chain reaction (PCR), the most commonly used genomic detection method;

      o nondestructive detection - pathogens are left intact for subsequent cell culturing and further testing by PCR and ELISA; and

      o portability - the NanoReader(TM) device may be as small as a teacup and interfaced with a portable computer and a similarly sized controller.

      The ViriChip(TM) platform can be both a diagnostic and a discovery tool, which is particularly timely in view of the recent SARS and avian flu outbreaks. Its ultraminiaturized capabilities make it amenable to detecting pathogens in a large number of physical formats.

      BioForce's plans for continued research and development of the ViriChip(TM) platform include testing the system using a greater diversity of pathogens and developing the NanoReader(TM) device. BioForce is actively seeking funding for this stage of product research and development. BioForce's business plan calls for soliciting appropriate partners with whom to develop the ViriChip(TM) platform into a commercial product. Activities with these partners would include conducting clinical trials in preparation for regulatory approval.

      Other Applications

      In many contexts the advantages of transitioning from the microscale to the ultramicroscale and, ultimately, the nanoscale for biomedical and life sciences applications are profound. One gains increased throughput, portability, and integration with lab-on-a-chip type devices that use significantly reduced amounts of samples, making possible a detailed and meaningful biomedical analysis from just a few cells. This capability creates the opportunity for the development of minimally invasive diagnostic tests for cancer, diabetes, and other diseases.

      BioForce's applications research and development efforts include the use of ultramicroarrays to analyze small numbers of cancer cells, and the protein biomarkers that they generate. Using the Nano eNabler(TM) system, the cancer biomarker project at BioForce provides a unique assay structure to handle extremely small sample volumes like those obtained by laser capture microdissection (LCM). BioForce has reliably detected Prostate Specific Antigen
(PSA) and another protein biomarker from as few as four cells in culture and 100 cells isolated by LCM.

      Intellectual Property

      We view our intellectual property as a significant corporate asset. BioForce's focus is on creating a strong intellectual property presence in ultramicro- and nanoarray technology for use in the biomedical and life sciences industries. BioForce expends significant resources in establishing and preserving strong patent and technology barriers around its ultramicro- and nanoarray technology in order to create a strong presence in the industry, while attempting to minimize potential conflict with existing patents.

      BioForce selectively determines the intellectual property for which it will seek patent or trademark protection. It continually evaluates the ongoing value of pursuing this protection during the application process, and once a patent or trademark is issued, the value in continuing to maintain and defend the patent or trademark. BioForce seeks comprehensive intellectual property coverage in the United States and in the foreign markets it considers most relevant for future commercialization opportunities. BioForce's intellectual property protection strategy also relies upon: trade secret, common law trademark and copyright protection; securing "freedom to operate" opinions; non-disclosure, non-competition and licensing agreements; and limited, selective information distribution.

      BioForce has developed a comprehensive intellectual property strategy around its surface patterning tools. Some of the components of this strategy include the following.

      o BioForce developed and markets the Nano eNabler(TM) system, a unique and company-owned technology that allows direct printing of large molecular species and molecular complexes, including whole viruses, directly onto a variety of surfaces. The unique Nano eNabler(TM) system complements other distinct nanotechnology instruments such as the AFM.

      o BioForce identifies and pursues commercially lucrative protein chip and Nano eNabler(TM) system applications that require relatively low spot density, thereby precluding overlap in areas of high-density oligonucleotide microarrays.

      o BioForce is developing a unique method of non-destructive "reading" of samples, based on MSP(TM) molecular surface profiling. The NanoReader(TM) device, which embodies this concept, will complete the ViriChip(TM) platform and create a new and powerful biosurface analysis strategy.

      o BioForce's SPT(TM) surface patterning tools technology is patent-pending, company-owned and not related to AFM or other microcantilever-based sensing or imaging technology.

      Because the market for nanoscale surface patterning tools is so new and establishing a foothold in it is so critical, the competition to secure intellectual property ownership rights is significant. As explained in detail elsewhere in this report under the heading "Litigation," certain of BioForce's established patent rights have come under challenge. While we believe it is important that we preserve these ownership rights, we also believe that if adverse determinations were to result from these challenges, our business as currently conducted would not be materially affected.

      In the U.S., BioForce owns six patents and has seven patent applications pending. Multiple patent applications related to BioForce's patents and applications are pending in several countries. BioForce also licenses two patents on an exclusive basis from Iowa State University, the durations of the licenses in the U.S. being at least the lives of the patents.

      BioForce's trademarks include the following.

      BioForce Nanosciences(R)              Smaller is Better(R)      NanoArrayer(TM)            ViriChip(TM)
      Nano eNabler(TM)                      NanoReader(TM)            Chip-on-a-Tip(TM)          TipCleaner(TM)
      SPT(TM)                               Sindex(TM)                MSP(TM)                    Femtoware(TM)
      Practical Nanotechnology(TM)          FAST(TM)                  Nanoware(TM)

      Sales and Marketing

      BioForce has focused its initial sales and marketing strategies on penetrating sub-segments of particular markets in the biomedical and life sciences industries. The larger multi-billion dollar markets in which BioForce aims to participate include: microarrays; molecular diagnostics; molecular detection; and nanotechnology instrumentation, which includes atomic force microscopy.

      o Within the microarray market, BioForce's placements and sales of the Nano eNabler(TM) system provide production technology capabilities to the lab-on-a-chip, cell biology, and protein array-based research and analysis market segments, which in turn are being driven by the drug discovery and epidemiological profiling work of pharmaceutical and biotechnology companies and medical universities.

      o The developmental-stage ViriChip(TM) platform, an example of an in vitro medical diagnostic kit, positions BioForce for licensing opportunities in the larger market of molecular diagnostics. This platform exists today as a generated proof of principle, multiplexed prototype product for use in specific virus detection assays and cancer biomarker chip-based fluorescent assays. Potential markets include biodefense, agri-bio and viral detection/treatment.

      o In the chemical sensor and biosensor segments of the molecular detection market, those in need of functionalizing (i.e. coating) these miniaturized devices will turn to a solution like the Nano eNabler(TM) system. The "early adopter" participants in BioForce's Pilot Placement Program have found the Nano eNabler(TM) system uniquely suitable for this purpose.

      o BioForce's Nano eNabler(TM) system creates chips and devices in the size range that complements the detection and molecular analysis capabilities of the atomic force microscopy segment of the nanotechnology instrumentation market. Additionally, its conceptual NanoReader(TM) device envisions employing the capabilities of atomic force microscopy as a bio-readout device, creating another avenue of entry for BioForce to share the field with the estimated 15,000 AFMs currently in use.

      BioForce's sales strategy for the Nano eNabler(TM) system depends in large part upon assisting the market in discovering the need for this revolutionary tool in the nascent field of nanotechnology. To this end, in 2006, BioForce initiated its Pilot Placement Program, under which it selected prestigious domestic and international research facilities in which to place the instrumentation. The sites selected for placement were carefully screened for: their interest in using the instrument; the quality of the research projects that they proposed for the use of the instrument; the name recognition of the research facilities and their scientists; the likelihood that use of the instrument would end up recorded in publishable papers; the likelihood that the sites would buy the instrument; and their willingness to allow BioForce to participate in the development of new applications generated from the use of the instrument.

      By the end of 2006 BioForce had shipped 20 Nano eNabler(TM) systems under the Pilot Placement Program. In addition, it had sold two Nano eNabler(TM) systems and received a purchase order for a third system that was filled in January 2007. Although 65% of our 2006 sales revenue is attributable to two customers, we are not dependent on any one customer for our business.

      Through March 30, 2007, BioForce received purchase orders for two additional Nano eNabler(TM) systems, bringing the total number of systems ordered over a ten month period to five. Of these five orders, three have been from international customers.

      BioForce's sales strategy for 2007 includes encouraging the placement sites to publish papers involving the use of the Nano eNabler(TM) system, thus driving interest amongst researchers yet to use the tool to acquire the instrument. BioForce will also encourage its existing placement sites to buy or initiate funding solutions for purchase of the instruments they are using. BioForce will also engage in direct selling efforts through exhibits and presentations at trade shows and scientific meetings in the United States, as well as through networks built up through existing product sales and distributor relationships. BioForce's sales and marketing team will work closely with the research and applications development group in demonstrating the ability of the Nano eNabler(TM) system to meet specific customer needs.

      Competition and Other Factors

      We conduct business through our wholly owned subsidiary, BioForce Nanosciences, Inc. BioForce's business is designing and producing surface patterning tools for the biomedical and life sciences industries, and consumable products to support these tools, and atomic force and scanning probe microscopes.

      BioForce's line of surface patterning tools is unique and proprietary. In that sense, BioForce has no competitors. Yet there are other means of accomplishing similar but not identical results to those achieved by BioForce's surface patterning tools. These other means include micro-contact printing, nanopipettes, AFM nanolithography and ink-jet printing.

      BioForce believes its Nano eNabler(TM) system stands out from these other products due to its unique mix of features. The Nano eNabler(TM) system combines in one product features including: speed of printing; reduced clogging of the printing stylus; reliability; multiplexing; size range; and biological compatibility. We believe that customers looking for this unique mix of capabilities will turn to the Nano eNabler(TM) system as their solution of choice.

      Many of the companies that supply these other products have substantially greater research and product development capabilities and financial, scientific, production, marketing and human resources than do we. Some of these companies include: Affymetrix, BioRad, Perkin Elmer, Agilent and NanoInk in the microarrays and protein biochip markets; Lab Corp and Quest Diagnostics in the molecular diagnostics and detection markets; Veeco, Agilent and FEI in the nanotechnology instrumentation market; and NovaScan in specialized products for atomic force microscopy.

      As a result, these companies may succeed in developing products earlier than we do, in obtaining approvals from government regulatory agencies more quickly than we can, if needed, or in developing products that are more effective than those we develop. Similarly, entities with which we may collaborate face similar competitive factors. We expect competition to intensify.

      BioForce purchases its materials and components from independent suppliers. It generally seeks to have alternative sources for major items, although it is sometimes dependent on a single supplier or a few suppliers for some items.

      Government and Environmental Regulations

      The development, manufacture and sale of BioForce's current products have not required registration under the U.S. Food, Drug and Cosmetic Act or any other domestic or international laws or regulations. We anticipate, however, that some products BioForce may develop as a result of its research and development activities, as well as some product applications it pursues with customers, may require such registration in order to market and sell the resultant products. The process of obtaining regulatory approval is typically costly and time consuming, and involves a high level of uncertainty as to its outcome. In preparation for seeking registration, it requires manufacturers to follow stringent development, testing and manufacturing protocols, amongst other things.

      BioForce is in the early stages of preparing for implementation of this level of regulation, and anticipates seeking experienced entities with which to partner to achieve compliance. BioForce has submitted to and passed inspections under the FDA's Good Laboratory Practices regulations.

      BioForce's activities are regulated by various other state and federal laws designed to protect workers and the environment. Some of these laws include the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act. These laws apply to the use, handling and disposal of various biological and chemical substances used in BioForce's processes. We believe we are in material compliance with these laws and that continued compliance will not have a materially adverse effect on our business.

      Employees

      As of March 23, 2007, we employed 23 full-time and four part-time persons. Our employees are not represented by any union, nor have we entered into or anticipate entering into any collective bargaining agreements in the near future. We believe our relationship with our employees is good.

      Risk Factors

      The following risks and uncertainties are important factors that could cause actual results or events to differ materially from those indicated by forward-looking statements. The factors described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and results.

Risk Factors Related to Our Business

      We have a limited operating history with no operating profits. There are many impediments to us turning our business into a profitable enterprise in the foreseeable future. Continuing losses may exhaust our capital resources and force us to discontinue operations.

      Prior to our acquisition of BioForce on February 24, 2006, we were inactive for several years. BioForce, which was incorporated in 1997, had a limited operating history with significant working capital deficits and net losses since its inception. Our net losses for the years 2006 and 2005 were $3,974,083 and $2,092,488, respectively.

      Our ability to turn our business into a profitable enterprise depends on many factors, including:

      o securing adequate funding to sustain us until we are able to generate sufficient sales revenue;

      o completing research and development of current product concepts and developing additional concepts;

      o generating and sustaining customer interest and strategic relationships that translate into product sales;

      o producing quality products in a timely manner to fulfill customer delivery and acceptance requirements;

      o identifying, implementing and maintaining the appropriate protection for our intellectual property rights;

      o anticipating product development and marketing activities in the industries in which we operate;

      o     maintaining and expanding our operations; and

      o     attracting and retaining a qualified work force.

      We cannot assure you that we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

      We are in need of additional funding to sustain our business as a going concern. Several factors may impact our ability to secure the funds necessary to carry on our business.

      Our business does not currently generate enough revenue to sustain our activities. We require additional debt or equity funding from third parties to provide us with the necessary capital to carry on our business. Several factors may limit our ability to attract sources of these funds, including:

      o     our limited operating history with no history of profitability;

      o our current levels of debt, other liabilities and shareholder equity;

      o     the limited market for trading our common stock;

      o the unproven market for nascent tools like the Nano eNabler(TM) system in the nanotechnology market leading to uncertainty in our ability to generate sales revenues; and

      o the level of funding we need to sustain certain capital intensive activities upon which we are so dependent, specifically research and development and the protection and maintenance of our intellectual property rights.

      We cannot assure you that we will be able to secure the funds we need in the amounts and at the times we require them in order for us to continue in business.

      If commercial applications for the Nano eNabler(TM) system and related technology fail to develop or develop at too slow a pace, or our Pilot Placement Program is not an effective means of marketing our products, we may not achieve profitability.

      The development of a sufficient market for the Nano eNabler(TM) system and other BioForce technologies depends upon the development of applications requiring these particular tools and technologies in the emerging nanotechnology industry and existing biotechnology markets. The development of these markets may be impacted by many factors including:

      o the emergence of technology and products competing with the Nano eNabler(TM) system;

      o our inability to finalize key relationships for development of applications for the Nano eNabler(TM) system;

      o a lack of acceptance of the Nano eNabler(TM) system and its related technology; and

      o our inability to evolve rapidly enough to keep pace with the needs of industry.

      If we fail to develop sufficiently attractive commercial uses for the BioForce technologies, or if we are unable to produce competitive products, we may not achieve profitability.

      In addition, our business plan relies on BioForce's Pilot Placement Program to generate sales and market acceptance of our products. There can be no assurance that placement of the Nano eNabler(TM) system with "early adopters" will lead to sales, drive the demand for our products, or result in references to our products in published scholarly journal articles.

      Certain government regulations concerning approval or use of technology-based products may negatively impact our business.

      Certain products developed from BioForce's technologies may require Federal government approval. Government regulations concerning approval of diagnostic concepts, chips, devices and other matters related to BioForce's technologies and products may be burdensome and costly and could negatively impact our business. We do not know the extent to which any such regulations may impact our business or our customers' businesses. Any new regulation may increase costs and could reduce our potential to be profitable.

      Also, BioForce has used grants obtained from various Federal government agencies to fund certain of its research and development activities. These grants retain certain rights for the government to use the intellectual property developed in part or wholly from the use of government funds. If the government were in turn to use these rights or grant them to others, our business may be negatively impacted.

      The highly competitive nature of our industry could affect our results of operations, which would make profitability even more difficult to achieve and sustain.

      The nanotechnology industry is highly competitive and is marked by rapid technological growth. Competitors and potential competitors include Affymetrix, Agilent, NanoInk, NovaScan and other companies involved in microarrays, nanolithography and related areas. Many existing and potential competitors have greater financial resources, larger market shares, and larger production and technology research capabilities than we do. This may enable them to establish a stronger competitive position, in part, through greater marketing opportunities and challenges to our intellectual property. If we are unable to address competitive developments quickly and effectively, we may not be able to grow our business or remain a viable entity.

      Our business could be negatively affected by adverse economic developments in the nanotechnology industry and/or the economy in general.

      BioForce's business depends on the creation of a demand for its instrumentation through the development of applications requiring the use of the instrumentation. BioForce has focused its initial efforts on applications being developed by customers in the nanotechnology industry and biotechnology market. Therefore, its business is susceptible to downturns in these markets as well as the economy, in general. A significant downturn in these markets or in general economic conditions would likely hurt our business. In particular, the biotechnology industry has been faced with declining market capitalization and a difficult capital raising and financing environment. If biotechnology companies are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected.

      In addition, we are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the biotechnology industry, as well as upon the financial condition and purchasing patterns of various governments and government agencies. Many of our customers, including universities, government research laboratories, private foundations and other institutions, obtain funding for the purchase of products from grants by governments or government agencies. There exists the risk of potential decrease in the level of governmental spending allocated to scientific and medical research, which could substantially reduce or even eliminate these grants. If government funding necessary to purchase our products were to decrease, our business and results of operations could be materially adversely affected.

      BioForce relies on independent suppliers for its materials and components.

      BioForce does not manufacture most of the components contained in its products but rather subcontracts the manufacture of these components. Based on quality, price, and performance, BioForce has selected certain suppliers, vendors and subcontractors that provide parts, subassemblies, machining and finishing of components that are assembled by BioForce's production staff. For some items, BioForce is dependent on a single supplier or a small number of suppliers. Although BioForce has identified alternate sources for parts, components, machining and finishing, there can be no assurance that a transition to such alternative sources would not entail quality assurance and quality control difficulties, on-time delivery problems, or other transitional problems, any or all of which could have an impact on BioForce's production of equipment and could have a material adverse effect on our business, financial condition, or results of operations.

      If BioForce fails to adapt to changes affecting its technology and the markets that it plans to service, it will become less competitive, thereby adversely affecting our future financial performance.

      Unless BioForce can develop its present technology or any newly acquired technology into marketable products, our ability to generate revenue may be hindered and our ability to achieve profitability will be negatively affected. In order to remain competitive, BioForce must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures, and customer preferences. BioForce must be able to continuously develop new technologies, products and services to address new technological developments. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to respond to changes in the marketplace. Also, the cost of adapting BioForce's technologies, products and services may have a material adverse affect on our operating results.

      Our business could be adversely affected by local, state, national and international laws and regulations.

      The development, manufacture and sale of BioForce's current products have not required registration under the U.S. Food, Drug and Cosmetic Act or any other domestic or international laws or regulations. We anticipate, however, that some products BioForce may develop as a result of its research and development activities, as well as some product applications it pursues with customers, may require such registration in order to market and sell the resultant products. The process of obtaining regulatory approval is typically costly and time consuming, and involves a high level of uncertainty as to its outcome. Complying with such laws and regulations could negatively affect our business and anticipated revenues and there can be no assurance that BioForce will successfully satisfy applicable regulatory requirements.

      In addition, although BioForce has not historically been significantly affected by any United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or federal regulation, any future legislation or administrative action restricting our ability to sell our products to certain countries outside the United States could significantly affect our ability to make certain foreign sales. The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted. In particular, the USA Patriot Act and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups. There can be no assurance that sale of our products will not be impacted by any such legislation or designation. Depending upon which countries and sales may be designated for trade restriction, and the extent of our foreign sales in the future, such action could have a material adverse effect on our business, financial condition, or results of operations.

      Our future success depends on retaining BioForce's key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

      Our future success depends in part on our ability to retain key employees including executive officers. Although we have employment agreements with certain executives, each executive may terminate his or her agreement at any time. We have obtained "key man" insurance for several executive and management employees. Despite these protections, it would be difficult to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract highly qualified employees or successfully assimilate new employees into our existing management structure.

      Our business plan and future growth strategy anticipate that we may make targeted strategic acquisitions. An acquisition may disrupt our business, dilute stockholder value and distract management's attention from operations.

      Part of our business plan for growth anticipates the possibility of acquiring new technologies or products through targeted strategic acquisitions. We may not be able to identify appropriate targets or acquire them on reasonable terms. Even if we make strategic acquisitions, we may not be able to integrate these technologies, products and/or businesses into our existing operations in a cost-effective and efficient manner. If we attempt and fail to execute this strategy, our revenues may not increase and our ability to achieve profitability may be impaired. Currently, our ability to make strategic acquisitions may be hampered by our limited capital resources and the limited public market for our stock.

      We may make errors in judgment when deciding which of our intellectual property rights to develop and how to protect and maintain them.

      We employ creative scientists and individuals who generate many novel concepts for products, product improvements and applications in the course of their work. Deciding which of these ideas to exploit and how to protect them for use in the developing nanotechnology industry is a daily challenge, particularly with limited economic resources. We cannot assure you that our decisions will be error-free and that we will choose to expend resources in protecting intellectual property that will turn out to be of value to our current or future business. Nor can we be sure that we will pursue the ideas that are necessary to grow and position our business for the future demands of the nanotechnology industry.

      We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.

      Our future success depends in part on BioForce's ability to protect and preserve its proprietary rights related to its technologies and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We also cannot assure you that our patented intellectual property will go unchallenged and, when challenged, that it will withstand reexamination proceedings.

      To protect its intellectual property, BioForce relies upon domestic and international patent and trademark filings, common law trademark rights, trade secrets, copyrights, and confidentiality, non-disclosure and non-compete agreements with employees, consultants, third party developers, licensees and customers. These measures afford only limited protection, however, and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

      BioForce's intellectual property may infringe on the rights of others, resulting in costly litigation.

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. We cannot assure you that we would have secured a "freedom to operate" opinion in respect to any particular area of practice. Thus, in the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

      We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

      The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and internal resources, and other problems may arise that could adversely affect our financial performance. We expect that BioForce's efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

      Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

      As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC require public companies to institute or change corporate governance practices, and public disclosure controls and procedures. These rules and regulations will require us to devote significant resources in 2007 to developing, implementing, reporting on and auditing procedures appropriate for our business and its size. This increased level of compliance requirements make it more difficult for us to attract and retain qualified executive officers and directors and, in particular, directors to serve on an audit committee.

      We may not be able to attract additional qualified individuals to serve on our Board of Directors, which could adversely affect our controls and procedures.

      Our Board is composed of two outside, independent directors and two inside directors. We do not have a director who meets the qualifications of a "financial expert" who can serve on an audit committee. In the absence of such a person, our entire Board performs the tasks of an audit committee. To keep our two outside directors from being overburdened, we do not maintain any other standing committees, such as compensation, governance or nominating committees.

      We have found it difficult to attract and retain qualified individuals to serve on our Board. Our financial position makes it difficult for us to offer our outside Board members meaningful compensation. While we do pay expenses incurred by outside directors in connection with attending Board meetings, we do not currently provide any cash compensation to them for their service. They have been awarded stock options which, due to our fluctuating stock price, may or may not be of any value. Our by-laws do contain indemnification provisions and we do maintain nominal director and officer liability coverage. Taken as a whole, this may not provide the level of security an individual would feel desirable when evaluating whether he or she wished to serve on the Board of a newly public company in today's environment.

Risks Factors Related to Ownership of Our Common Stock

      Our stock is thinly traded and the majority of our stockholders hold restricted stock. The registration of these shares or the lapse of the restrictions would result in the sudden increase in the number of shares available for trading in the public market, which could have a negative effect on our stock price.

      None of our common stock has been registered under the Securities Act of 1933, as amended, so there have been few opportunities for individuals to own stock that is freely tradeable. Stockholders who possess freely tradeable stock:
(a) are non-affiliated shareholders who have held our stock for at least two years; (b) acquired their shares subsequent to February 24, 2007 from holders of restricted stock in transactions that complied with the requirements of Rule 144 of the Securities Act of 1933, as amended; or (c) acquired shares in the public trading market.

      Only certain of our stockholders have any type of registration rights. Certain BioForce stockholders and warrant holders who acquired our stock or rights to acquire our stock on February 24, 2006 as a result of our acquisition of BioForce have limited registration rights. In 2006, we issued warrants with limited registration rights to the broker/agents who assisted us with the 2006 private placement and an investment relations firm. In addition, 100,000 shares provided to Stonegate Securities, Inc. as partial compensation under a Placement Agency Agreement effective as of February 14, 2007 have limited registration rights.

      Unless we register our shares, the Rule 144 restrictions will continue for the majority of our outstanding common stock through February 23, 2008. As significant numbers of these shares are placed for sale into the market, the price of our stock could decline.

      We cannot assure you that there will be an active trading market for our common stock and it could be difficult for holders of our common stock to liquidate their shares.

      Even though our common stock is expected to continue to be quoted on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. Also, as described above, most shares outstanding after the acquisition of BioForce are "restricted securities" within the meaning of Rule 144 promulgated by the SEC and are, therefore, subject to certain limitations on the ability of holders to resell such shares. Because only a small percentage of our outstanding shares are freely tradeable in the public market, the price of our shares could be volatile and liquidation of a person's holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time. Since none of our outstanding common shares have been registered under federal or state securities laws, the restricted shares may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration.

      We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.

      We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business. We do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our Board of Directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

      Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.

      Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the 24,099,950 shares of our common stock actually issued and outstanding, we have approximately another 8.5 million shares of common stock reserved for future issuance as follows:

      o approximately 3,697,925 shares reserved for issuance upon conversion of currently outstanding BioForce options and warrants; and

      o 4,763,748 shares reserved for issuance under our equity incentive plans.

      The authorization and issuance of blank-check preferred stock may prevent or discourage a change in our control or management.

      Our amended articles of incorporation authorize the Board of Directors to issue up to 10 million shares of preferred stock without stockholder approval, having terms, conditions, rights, preferences and designations as the Board may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

      It may be difficult for a third party to acquire us, and this could depress our stock price.

      Under Nevada corporate law, we are permitted to include or exclude certain provisions in our articles of incorporation and/or by-laws that could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

      o Without prior stockholder approval, the Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock, and to determine the rights, privileges and preferences of that preferred stock;

      o Under Nevada law, we are not required to provide for, and our by-laws do not provide for, cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

      o     Stockholders cannot call a special meeting of stockholders.

      Trading in our shares may be subject to certain "penny stock" regulation which could have a negative effect on the price of our shares in the public trading market.

      Public trading of our common stock on the OTC Bulletin Board may be subject to certain provisions, commonly referred to as the penny stock rule, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

      o make a special suitability determination for purchasers of penny stocks;

      o receive the purchaser's written consent to the transaction prior to the purchase; and

      o deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

      Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to bear the burden of the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 2. Description of Property.

      BioForce operates within a custom-designed 6,000 sq. ft. office, laboratory, and research and development facility, and a 2,000 sq. ft. production facility. These facilities are located in Aspen Business Park, Ames, Iowa. These facilities provide dedicated space for the research and development and production of the Nano eNabler(TM) system, the TipCleaner(TM) device and other non-microfabricated products.

      These facilities are adequate for their anticipated purposes through 2007, although we anticipate the need for additional space in 2008. The lease for our current facilities expires on January 31, 2008.

      SPT(TM) surface patterning tools and Sindex(TM) chips are currently fabricated primarily by a consultant at an off-site microfabrication facility (the University of Minnesota IT Nanofabrication Center). BioForce has established a contractual arrangement for its use of and access to this facility. This arrangement is adequate for 2007.

Item 3. Legal Proceedings.

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

      BioForce received notice on November 30, 2005 that NanoInk, Inc. filed with the U.S. Patent and Trademark Office ("USPTO") a request for reexamination of U.S. Patent 6,573,369 ("Patent 369"), which was issued to BioForce on June 3, 2003. This patent describes an array of biomolecules where the domain sizes are less than one micron squared. The USPTO granted the request for reexamination and initially rejected BioForce's claims to the technology. BioForce has submitted a response to this rejection with arguments designed to circumvent some or all of the USPTO's claim rejections. The outcome of this action is pending.

      On February 8, 2007, NanoInk filed a second request for reexamination of U.S. Patent No. 6,998,228 ("Patent 228"), which was issued to BioForce on February 14, 2006. Its first request filed in December 2006 had been rejected on procedural grounds. The USPTO has granted the second request, which means the reexamination will now proceed. Patent 228 describes a process for depositing biomolecules onto surfaces to create domains with an area of less than one micron squared. Patent 228 and another patent application are divisionals of the provisional patent application from which Patent 369 issued.

      Because these patents are not critical to BioForce's current business, we anticipate that an unfavorable result in respect to either or both of them would not have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      On February 1, 2006, we changed the trading symbol of our common stock, which is quoted on the OTC Bulletin Board, from "SRVV" to "BFNH." As of March 1, 2007, we had approximately 275 holders of record of our common stock, which does not take into consideration shares held in brokerage accounts or in other nominee names.

      Prior to our acquisition of BioForce on February 24, 2006, our stock was not actively traded. Accordingly, we are not including a history of reported trades in the public market through December 31, 2005. The last reported trade for our stock on March 23, 2007 was $1.25 per share.

      The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

         ---------------------------------------------------------
                   2006                  High                 Low
         ---------------------------------------------------------
         First Quarter(1)               $5.25                $2.50
         Second Quarter                 $4.50                $2.00
         Third Quarter                  $3.35                $1.50
         Fourth Quarter                 $2.25                $1.60
         ---------------------------------------------------------

(1) The information for this quarter includes only the period of time subsequent to February 24, 2006, the date of our acquisition of BioForce.

      Dividend Policy

      We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

      Equity Incentive Plans

      Upon the acquisition of BioForce we put into effect the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan ("2006 Plan"), which has been approved by the written consent of stockholders holding a majority of our outstanding common stock. The purpose of this plan is to advance our and our shareholders' interests by providing officers and key employees, including employees who are also directors, with additional incentive to perform in a superior manner, to attract and retain experienced and capable personnel, and to reward them for achievement of corporate and individual performance goals. Under this plan, we are authorized to issue up to five million shares of our common stock pursuant to awards that may be granted in any one or a combination of stock grants, non-statutory stock options and incentive stock options (ISOs). The purchase price of shares underlying option grants must be equal to or greater than the fair market value of our stock on the date of the grant. For plan participants who are employees owning more than 10% of the total combined voting power of all classes of our stock ("10% Owners"), however, the purchase price for ISOs must be equal to or greater than 110% of the fair market value of our stock on the date of the grant. Grants typically expire after ten years except for ISOs granted to 10% Owners, in which case the expiration date is five years after the date of the grant. Options vest at a rate determined by the plan administrator. In the event of a "Change in Control" as defined in the plan, all options become immediately exercisable. As of December 31, 2006, there were 1,090,000 options outstanding under this plan, including vested options for 330,000 shares. This plan expires on February 23, 2016.

      In addition, BioForce had two equity compensation plans in place at the time we acquired it. These plans are the Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan ("2000 Plan"), and the BioForce Nanosciences, Inc. 2003 Stock Option Plan ("2003 Plan"). Each of these plans had been approved by BioForce's shareholders. Although the acquisition and merger agreement required us to assume BioForce's obligation to issue shares subject to BioForce's outstanding options under these plans, it was silent with regard to assuming the plans themselves. We believe that it is our obligation under the agreement to assume these plans, and we are administering the plans and reporting our financial condition in that manner.

      The purpose of the 2000 Plan is to promote our and our shareholders' interests by aiding us in attracting and retaining employees, officers, consultants, independent contractors and directors, including non-employee directors, to offer these individuals incentives to put forth their maximum efforts for our success, and to afford these individuals an opportunity to acquire a proprietary interest in the company. This plan authorized the issuance of up to 1,009,545 shares of common stock pursuant to awards granted in any one or a combination of ISOs and non-qualified stock options including reload options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards. The purchase price of shares underlying option grants is determined by the committee administering the plan, except in the case of ISOs, where the purchase price must be equal to or greater than the fair market value of the stock on the date of the grant. In addition, for plan participants who are 10% Owners, the purchase price for ISOs has to be equal to or greater than 110% of the fair market value of the stock on the date of the grant. Grants expire after ten years. Options vest at a rate determined by the committee administering the plan. The committee administering the plan has the authority to accelerate the exercisability of options or lapse restrictions relating to awards under the plan, provided such action does not adversely affect the holder of the award. Although not expressly stated in the plan, such acceleration might occur in the event of a change in control. As of December 31, 2006, there were 182,312 options outstanding under this plan, all of which were fully vested. This plan expires on January 27, 2013.

      The purpose of the 2003 Plan is to aid us in attracting, developing and retaining employees, officers, directors and consultants. This plan authorized issuance of up to 1,187,700 shares of common stock pursuant to awards that could be granted in any one or a combination of ISOs and non-qualified stock options and reload options. The plan administrator determines the price of shares underlying option grants, but in the case of ISOs, the purchase price has to be equal to or greater than the fair market value of the stock on the date of the grant. In addition, for plan participants who are 10% Owners, the purchase price for ISOs has to be equal to or greater than 110% of the fair market value of the stock on the date of the grant. Grant expiration dates are not to exceed ten years except for ISOs granted to 10% Owners, in which case the expiration date is five years after the date of the grant. Options vest at a rate determined by the plan administrator. The plan administrator has the discretion to accelerate vesting of grants, including in the event of a "Change in Control," as such term is defined in the plan. As of December 31, 2006, there were 1,161,185 options outstanding under this plan, of which 506,453 were fully vested. This plan expires on December 31, 2012.

      Information regarding these three plans and other equity plan compensation as of December 31, 2006 is set forth in the following table.

                      Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                    remaining available for
Plan Category                 Number of securities to       Weighted-average         future issuance under
                              be issued upon exercise       exercise price of         equity compensation
                              of outstanding options,     outstanding options,         plans (excluding
                                warrants and rights        warrants and rights      securities reflected in
                                        (a)                        (b)                    column (a))
-----------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders(1)                           2,433,497                    $1.82                    4,763,748

Equity compensation plans
not approved by security             1,264,428                    $1.28                      None
holders(2)

           Total                     3,697,925                    $1.64                    4,763,748
-----------------------------------------------------------------------------------------------------------

(1) The 2000 Plan and 2003 Plan were originally put into place by our subsidiary, BioForce Nanosciences, Inc. ("BioForce"). See Note H - Subsequent Events, to our financial statements contained in this report for a discussion of the acquisition and merger of BioForce. The Merger Agreement for this transaction requires us to assume BioForce's obligation to issue shares subject to its outstanding options under these plans, but is silent with regard to assumption of the plans themselves. We believe that it is our obligation to assume the plans, and we are administering the plans and reporting our financial condition in that manner. As of December 31, 2006, there were 1,343,497 shares of common stock, in the aggregate, to be issued upon exercise of outstanding options under the 2000 Plan and the 2003 Plan, with a weighted-average exercise price of $1.32. The number of shares of common stock remaining available for future issuance under the 2000 Plan, the 2003 Plan and the 2006 Plan, other than upon the exercise of an option, warrant or right are, respectively 827,233, 26,515 and 3,910,000.

(2) The equity compensation plans not approved by shareholders consist of stock purchase warrants issued to certain of our consultants. These warrants generally vest immediately upon issuance and expire after five years. They may be exercised in whole or in part. Under certain circumstances, holders have been granted piggyback registration rights that may be overridden by a public offering managing underwriter. In the event of a change of control as defined in the warrant, we have the discretion to require holders to exercise their right to purchase the shares underlying their warrants.

      Recent Sales of Unregistered Securities

      Our Board of Directors approved a Placement Agency Agreement effective as of February 14, 2007 with Stonegate Securities, Inc., pursuant to which we retained Stonegate to assist us in securing equity or debt financing. As partial compensation for Stonegate's services, we caused to be delivered to two principals of Stonegate a total of 100,000 shares of our common stock. This private placement was made in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Stonegate principals are "accredited investors" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Management's discussion and analysis provides a review of our operating results for the years ended December 31, 2006 and 2005, and its financial condition at December 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition. This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

      History

      Under the terms of our acquisition and merger agreement with BioForce, BioForce merged with our subsidiary, with BioForce being the surviving entity. Prior to the merger with BioForce, our only business was the search for an appropriate acquisition or merger candidate.

      Results of Operations

      Revenues

      Our 2006 revenues of $415,087 represented an increase of $275,317 (197.0%) over 2005 revenues of $139,770. The increase was primarily attributable to the sale of two Nano eNabler(TM) systems during 2006, resulting in $265,481 of Nano eNabler(TM) system revenues. The Nano eNabler(TM) system moved into a production mode during 2006 after having been in a research and development and initial commercialization status in prior years, enabling us for the first time to generate Nano eNabler(TM) system revenues.

      Total revenues for 2006 and 2005 were made up of the following components:

                                                                         2006        2005
                                                                       --------    --------
      Nano eNabler(TM) system sales                                    $251,256    $      0
      Nano eNabler(TM) system installation and training                   7,363           0
      Nano eNabler(TM) system warranties                                  6,862           0
      SPT(TM) surface patterning tools and Sindex(TM) silicon chips      12,913       5,575
      AFM products                                                      135,993     108,280
      Other                                                                 700      25,915
                                                                       --------    --------
      Total revenues                                                   $415,087    $139,770
                                                                       ========    ========

      International sales represent a significant portion of our business, with one of our two Nano eNabler(TM) system sales, 55% of our SPT(TM) surface patterning tools and Sindex(TM) silicon chips revenues, and 45% of our AFM products revenues coming from international markets during 2006. The percentage of our business attributable to international customers has not changed significantly during the past three years.

      We anticipate that the percentage of our revenues generated by Nano eNabler(TM) system sales will increase in future periods as a result of continued penetration of the available market for this product.

      Gross Margins

      Overall gross margins were 52.0% in 2006 and 16.5% in 2005. Gross margins for 2006 exceeded those of 2005 due to the introduction during the year of the Nano eNabler(TM) system to our list of products available for sale, and the resultant increase in our manufacturing efficiency as our sales and manufacturing volumes increased.

      We believe that our gross margins will continue to increase as our manufacturing volumes increase and opportunities for efficiencies of scale are realized.

      Operating Expenses

      Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method for our stock compensation plans. Our 2006 operating expenses reflect $903,230 of costs recorded as a result of the implementation of SFAS 123R. No similar amount was recorded during 2005.

      Research and development costs for 2006 were $839,395 as compared to $1,197,814 in 2005. The $358,419 (29.9%) decrease from 2005 to 2006 was a result of the Nano eNabler(TM) system moving out of research and development and into production status during the year, offset in part by the $118,652 of research and development costs recorded in 2006 as a result of implementation of SFAS 123R.

      Sales and marketing costs for 2006 were $733,400 as compared to $244,428 in 2005. The $488,972 (200.0%) increase from 2005 to 2006 was a result of sales force expansion and marketing costs associated with the market introduction of the Nano eNabler(TM) system, and $128,590 of sales and marketing costs recorded in 2006 as a result of implementation of SFAS 123R.

      General and administrative costs for 2006 were $2,029,018 as compared to $797,983 in 2005. The $1,231,035 (154.3%) increase from 2005 to 2006 was a result of $608,715 of research and development costs recorded in 2006 as a result of implementation of SFAS 123R, an increase in our level of spending on defense and maintenance of intellectual property rights, addition to our staff of a Chief Operating Officer and a General Counsel, and various administrative costs associated with our stock being publicly traded.

      Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health. Amounts received during 2006 were $239,565 as compared to $361,491 in 2005. The decrease from 2005 to 2006 represents a decrease in the level of governmental grants awarded to us.

      We expect our levels of operating expenses to increase as our business expands. In particular, we foresee increases in our sales and marketing expenditures as we seek to increase access to the available market for Nano eNabler(TM) systems, and in our research and development expenditures as we develop next generation versions of the Nano eNabler(TM) system as well as pursue certain scientific applications that are made possible by the capabilities of the Nano eNabler(TM) system.

      Interest and Other Income

      Interest and other income for 2006 was $156,583 as compared to $17,456 in 2005. The increase from 2005 to 2006 is a result of interest income on the proceeds of our 2006 private placement.

      Interest Expense

      Interest expense for 2006 was $984,356 as compared to $254,318 in 2005. Included in these interest expense figures are non-cash amounts related to the beneficial conversion feature of convertible debt of $947,317 in 2006 and $208,814 in 2005. The debt associated with these beneficial conversion amounts was incurred during 2004 and 2005, and was converted to equity in February 2006. The conversion to equity triggered recognition as expense of the value of the beneficial conversion feature that had not been expensed during 2004 and 2005, causing the significant increase in 2006 expense related to this item. Interest expense other than beneficial conversion feature charges was $37,039 in 2006 and $45,504 in 2005, with the increase from 2005 to 2006 reflecting an increased level of borrowing.

      Net Loss

      As a result of the above-mentioned items, our net loss was $3,974,083 in 2006 and $2,092,488 in 2005.

      Liquidity and Capital Resources

      We have been financed to date by raising capital through private equity offerings, loans from related parties, governmental grants and loans from government entities. We used $2,655,003 of cash in our operating activities during 2006 and $1,588,688 in 2005. During 2006 this included $1,193,590 to build up our inventory, largely of Nano eNabler(TM) system related items, in anticipation of future sales. We also used cash of $348,418 during 2006 to purchase equipment and pay for the costs of patenting and trade marking our intellectual property, as compared to $486,036 in 2005.

      During 2006 we received $5,280,156 of net cash from the issuance of our common stock in a private placement, as compared to $589,900 in 2005. We received no proceeds from the issuance of long-term debt during 2006, whereas we received $1,350,000 in 2005 from the issuance of debt. We were able to satisfy $1,635,641 of our debt obligations through the issuance of shares of our common stock during 2006.

      We expect that our cash reserves, which were $2,602,686 at December 31, 2006, will be adequate to support our cash flow requirements through July 31, 2007. It is our intention to augment these cash reserves via the issuance of our equity securities in a private placement, or by incurring additional debt, in amounts such that we will be able to finance our continuing operations.

      Our net working capital at December 31, 2006 was $3,033,551, as compared to a working capital deficit of $777,934 at December 31, 2005. The increase in working capital is attributable to completion of the private placement of our common stock in March 2006.

      Off-Balance Sheet Arrangements

      We are not a party to any off-balance sheet arrangements.

      Critical Accounting Policies

      Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.

      Inflation

      Inflation did not have a significant impact on our operations during 2006 and 2005. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

      Market Risks

      We expect that many of the customers for our Nano eNabler(TM) system, in particular those that are academic or other research institutions, will seek grant funding from the U.S. National Institutes of Health, or other government sources, to fund their Nano eNabler(TM) system purchases. Accordingly, our revenues and future profitability will be somewhat dependent upon the total budgets available to those grant sources.

      Our foreign currency risk relates to the sales of products to customers located outside of the United States. We have historically generated approximately 50% of our revenues from international customers, and we anticipate that this will continue. As our revenues increase we will look to manage our foreign currency risk via hedging or other methods.

Item 7. Financial Statements.

      Financial statements for the fiscal years ended December 31, 2006 and 2005 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent registered public accounting firm, and have been prepared in accordance with accounting principles generally accepted in the United States of America. The aforementioned financial statements are included in this report starting at page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures.

      Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

      As of the end of the last fiscal year and with the participation of our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Certain weaknesses in the disclosure controls and procedures have been identified and are described below.

      As a result of comments raised by the Division of Corporate Finance of the SEC, we previously disclosed in an amended Current Report on Form 8-K filed on March 14, 2007 (the "March 2007 Form 8-K/A") an accounting error we made in connection with the recording of beneficial conversion features of certain debt that was outstanding as of December 31, 2005. This led us to determine that, as of March 30, 2006, our disclosure controls and procedures were not effective. Based on the impact of this accounting error, we restated our audited financial statements and on November 9, 2006, filed an amended Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006. We filed the March 2007 Form 8-K/A to disclose this material weakness under Section 4, Item 4.02 - "Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review" in response to an additional comment received from the SEC.

      We also disclosed in the March 2007 Form 8-K/A our determination that we made an accounting error as of December 31, 2005 in failing to record our liability for accrued vacation pay for BioForce's staff. This also led us to conclude that as of August 7, 2006, our disclosure controls and procedures were not effective. The impact of this accounting error is reflected in our audited financial statements for the years ended December 31, 2006 and 2005, which are included in this report.

      We are in the process of implementing the following remedial measures to address the identified material weaknesses.

      o We hired a Chief Financial Officer, whose employment started January 15, 2007. In the coming months, he will be reviewing our disclosure controls and procedures for compliance with the requirements of the Securities Exchange Act of 1934, as those requirements relate to and become effective for a small business. In so doing, he will be developing and implementing disclosure controls and procedures appropriate for a company of our size.

      o We improved procedures related to the recording and reporting of our allocation of general and administrative expenses with our subsidiary, including dedicating additional resources to our liability reporting processes and the procedures and controls surrounding the liability reporting processes, and increasing review and approval controls by senior financial personnel over the personnel that perform the processes.

      Due to these material weaknesses, we cannot conclude that for the fiscal year ended December 31, 2006, the design and operation of our disclosure controls and procedures were effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

      Changes in Internal Control over Financial Reporting

      Other than as disclosed above, there was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T). Controls and Procedures.

      Not applicable.

Item 8B. Other Information.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

      Upon the closing of the acquisition of BioForce, our directors and executive officers tendered their resignations and new directors and executive officers were appointed. The following table sets forth the names, ages and offices held, if any, of our current directors and executive officers.

----------------------------------------------------------------------------------------------------
Name                                        Age                Positions and Offices Held
----------------------------------------------------------------------------------------------------
Eric R. Henderson, Ph.D.                    50       Director, Chief Executive Officer and President
Kerry M. Frey                               61            Director and Chief Operating Officer
Gregory D. Brown                            45            Chief Financial Officer and Treasurer
Larry Gold, Ph.D.                           65                          Director
Jean-Jacques Sunier                         45                          Director
----------------------------------------------------------------------------------------------------

      Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. Other information about these listed individuals regarding time periods served, business experience over the past five years and, for directors, directorships held in reporting companies is as follows.

      Eric Henderson, Ph.D. Dr. Henderson became a director on February 24, 2006 as a result of our acquisition of BioForce. He founded BioForce in 1994 while a Professor of Genetics, Development and Cell Biology at Iowa State University, in which capacity he continues to serve. Our Board appointed Dr. Henderson President and Chief Executive Officer on March 13, 2006. Prior to our acquisition of BioForce, Dr. Henderson had served since its inception as a director and the Chief Science Officer, Chief Executive Officer, Chairman of the Board and Secretary of BioForce. He holds a BA in Biology and a Ph.D. in Molecular Biology from the University of California, Los Angeles.

      Kerry M. Frey. Mr. Frey's employment with us as Chief Operating Officer started on June 1, 2006. Prior to that, Mr. Frey provided management consulting services through his company BioMedical Consulting, LLC to BioForce starting in the fourth quarter of 2005. Our Board appointed him our non-employee Chief Operating Officer on March 13, 2006, and a director on April 11, 2006. Mr. Frey also held the position of Treasurer from November 30, 2006 until January 25, 2007. Prior to his consultancy with BioForce and us, Mr. Frey was the President of Innovation Development Partners, LLC (2003 - 2006), and the President and Chief Operating Officer of Medisys Technologies Inc. (1997 - 2002). Mr. Frey earned a BA from Southeastern Louisiana University.

      Gregory D. Brown. Mr. Brown started his employment as our Chief Financial Officer on January 15, 2007. He was appointed Treasurer by our Board of Directors on January 25, 2007. Prior to his employment with us, Mr. Brown served as the Chief Financial Officer of BidRx, LLC (2006 - 2007), the Co-Chief Operating Officer and Partner of Residex Ventures BV (2004 - 2006), the Managing Director and a Partner of P3 Technology Partners BV (2003 - 2004), and a Partner of P3 Technology Partners BV (2001 - 2003). Mr. Brown is a certified public accountant with a BBA in Accounting from the University of Iowa.

      Larry Gold, Ph.D. Dr. Gold became a director on February 24, 2006 as a result of our acquisition of BioForce, with which company he had served as a director since January 2005. Dr. Gold is the Chairman of the Board and Chief Executive Officer of SomaLogic, Inc., a company he founded over five years ago. He is also a professor at the University of Colorado at Boulder. He holds a BS from Yale University, and a Ph.D. from the University of Connecticut.

      Jean-Jacques Sunier. Mr. Sunier became a director on February 24, 2006 as a result of our acquisition of BioForce, with which company he had served as a director since January 2005. Since 1997, Mr. Sunier has served as a senior advisor with MEDTECH Strategic Finance SA, a Geneva, Switzerland firm specializing in providing industry research to institutional investment management firms. He holds a BA in Economics from the University of California, Los Angeles.

      Significant Employees

      Michael Lynch. Mr. Lynch is the Director of Nano eNabler(TM) Products for BioForce. Mr. Lynch joined BioForce in 1998 and has served in numerous scientific, technical and business roles during its evolution. He holds a BS in Biology from the University of Puget Sound. Mr. Lynch is 30 years old.

      Curtis Mosher, Ph.D. Dr. Mosher is the Vice President of Research and Development for BioForce. Since joining BioForce in 1999, he has served in several scientific capacities. Dr. Mosher holds a Ph.D. in Biotechnology from Iowa State University. Mr. Mosher is 36 years old.

      Saju Nettikadan, Ph.D. Dr. Nettikadan is the Director of the Nanoapplications Development Group for BioForce. Since joining BioForce in 1998, he has served in several scientific capacities. Dr. Nettikadan holds a Ph.D. in Medical Biochemistry from the University of Ohio. Mr. Nettikadan is 38 years old.

      Family Relationships

      There are no family relationships among directors and executive officers.

      Involvement in Certain Legal Proceedings

      No director, executive officer, promoter or control person has, within the past five years: filed any bankruptcy petition; been convicted in or been the subject of any pending criminal proceedings (excluding traffic violations and other minor offenses); been subject to any order, judgment, or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities; or been found to have violated any state or federal securities or commodities law.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of Forms 3 and 4 filed during our fiscal year ended December 31, 2006, and Forms 5 filed with respect to our fiscal year ended December 31, 2006, we are not aware of any person or entity who was a director, officer or beneficial owner of more than ten percent of our common stock during our fiscal year ended December 31, 2006 who failed to timely file such a form required by Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2006 or prior fiscal years, except as follows.

      A Form 3 for Kerry Frey was not filed in 2006 to report the stock option grant he held as of the date he was appointed our Chief Operating Officer in March 2006, which filing would have included the effect of our acquisition of BioForce on the number of shares underlying the option and its exercise price. Also, a Form 4 was not filed in 2006 to report a grant of stock options he received upon being appointed one of our directors in April 2006.

      The Form 3 for Larry Gold was not amended in 2006 to correct mathematical errors in the calculations of the amounts of two stock option grants he held as of February 24, 2006, the date of our acquisition of BioForce, and the effect of the acquisition on the exercise prices of these option grants.

      The Form 3 for Eric Henderson was not amended in 2006 to disclose as of February 24, 2006, the date of our acquisition of BioForce: the correct number of shares of common stock he owned; the effect of the acquisition on the exercise price of his options; and his indirect, but disclaimed, beneficial ownership of common stock owned and three option grants held by a member of his household, including the effect of the acquisition on the exercise prices of these option grants. Also, a Form 4 was not filed in 2006 to report his indirect, but disclaimed, beneficial ownership of a November 2006 grant of stock options to a member of his household.

      The Form 3 for Jean-Jacques Sunier was not amended in 2006 to correct mathematical errors in the calculations of the amounts of two stock option grants he held as of February 24, 2006, the date of our acquisition of BioForce, and the effect of the acquisition on the exercise prices of these option grants.

      Code of Ethics

      We have not adopted a code of ethics that applies to our principal executive officer or principal financial officer. We believed that our small size and limited resources prevented us from devoting the resources deemed appropriate and necessary to supporting the development, implementation and maintenance of a code of ethics.

      Audit Committee Financial Expert

      We do not have an audit committee financial expert because we do not have an audit committee. Our entire Board of Directors performs the duties of an audit committee.

Item 10. Executive Compensation.

      Summary Compensation Table

      The following table sets forth for each of the named executive officers
(1) the dollar value of base salary and bonus earned during the year ended December 31, 2006, (2) the dollar value of the compensation cost of all stock and option awards recognized over the requisite service period, computed in accordance with FAS 123 and FAS 123R, (3) all other compensation for the year, and (4) the dollar value of total compensation for the year. The named executive officers are the two individuals who served as our principal executive officers during the year, and our one other executive officer as of December 31, 2006.

              2006 Summary Compensation Table (all amounts in $)(1)

-------------------------------------------------------------------------------------------------------------
                                                       Stock        Option          All Other
 Name and Principal Position     Salary      Bonus     Awards      Awards(5)      Compensation         Total
-------------------------------------------------------------------------------------------------------------
Eric R. Henderson                 194,342      -          -         53,152(6)        43,725(8)        291,219
Chief Executive Officer(2)

Kerry M. Frey                      96,250      -          -        104,072(7)        68,750(9)        269,072
Chief Operating Officer(3)

Edward F. Cowle                      -         -          -            -                -                -
President(4)
-------------------------------------------------------------------------------------------------------------

(1) There was no non-equity incentive plan compensation or nonqualified deferred compensation earned by the named executive officers during the year ended December 31, 2006.

(2) Dr. Henderson has been our Chief Executive Officer since February 2006. Prior to that date he was Chief Executive Officer of our subsidiary, BioForce Nanosciences, Inc.

(3) Mr. Frey was appointed our non-employee Chief Operating Officer in March 2006. He served as a consultant from the fourth quarter of 2005 through May 2006.

(4) Mr. Cowle served as our President from December 2005 to February 2006. He was our principal executive officer during that time period.

(5) These amounts reflect the dollar value of the compensation cost of all outstanding option awards, recognized over the requisite service period, computed in accordance with FAS 123 and FAS 123R. The assumptions made in valuing the option awards are included under the caption "Options" in Note E of Notes to Consolidated Financial Statements.

(6) 2006 compensation cost associated with a grant of 356,310 stock options issued to Dr. Henderson in December 2005. Dr. Henderson received no additional grants of stock options in 2006.

(7) 2006 compensation costs of $53,152 associated with a grant of 356,310 stock options issued to Mr. Frey in December 2005 for consulting services and $50,920 associated with a grant of 100,000 stock options issued in April 2006 in connection with his service as a non-employee director on our Board of Directors.

(8)   Salary earned by Dr. Henderson during 2005 but paid to him during 2006.

(9) Consulting fees paid in 2006 to Mr. Frey's wholly owned company, BioMedical Consulting, LLC.

      Employment and Stock Option Agreements

      We have entered into employment and stock option agreements with Eric Henderson and Kerry Frey. The material terms of these agreements are described below.

      Eric Henderson

      Under the terms of Dr. Henderson's employment agreement dated April 1, 2006, he is employed in the capacity of President and Chief Executive Officer. His employment agreement has a three year term unless earlier terminated by Dr. Henderson or us. Dr. Henderson's base salary under the employment agreement is $200,000 per year during the first year of the agreement's term. His base salary in subsequent years shall be no less than 110% of the previous year's salary. Dr. Henderson is also eligible for bonuses at the discretion of our Board of Directors, and receives eight weeks paid vacation time per year. In the event that Dr. Henderson's employment is terminated due to his death or disability, or by us "without cause," or by Dr. Henderson for "good reason" (each as defined in the employment agreement), Dr. Henderson (or his heirs in the case of his death) is entitled to continue receiving his base salary plus health insurance coverage through the earlier of the date that he has obtained other full-time employment or twelve months from the date of termination of his employment.

      Under the terms of Dr. Henderson's stock option agreement issued pursuant to the BioForce Nanosciences, Inc. 2003 Stock Option Plan, his December 20, 2005 grant of 356,310 non-qualified stock options at $1.26 per share vests in annual 1/3 increments starting on the first anniversary of the grant. The options vest as long as Dr. Henderson is our officer, director or employee. The grants terminate after 10 years. In the event of a Change in Control, we may require Dr. Henderson to exercise all of his vested options within 15 days, with any unexercised options terminated. If Dr. Henderson's services are terminated other than for "good reason" within 30 days prior to or 180 days after a Change in Control, all options vest and may be exercisable up to 30 days thereafter or within such additional time period approved by the plan administrator.

      Kerry Frey

      Under the terms of Mr. Frey's employment agreement dated June 1, 2006, he is employed in the capacity of Chief Operating Officer. His employment agreement has a three year term unless earlier terminated by Mr. Frey or us. Mr. Frey's annual base salary under the employment agreement is $165,000 during the first year, $185,000 during the second year, and $205,000 during the third year. Mr. Frey is also eligible for bonuses at the discretion of our Board of Directors, and receives six weeks paid vacation time per year. In the event that Mr. Frey's employment is terminated due to his death or disability, or by us "without cause," or by Mr. Frey for "good reason" (each as defined in the employment agreement), Mr. Frey (or his heirs in the case of his death) is entitled to continue receiving his base salary plus health insurance coverage through the earlier of the date that he has obtained other full-time employment or twelve months from the date of termination of his employment.

      Mr. Frey has two stock option agreements. The first is issued pursuant to the BioForce Nanosciences, Inc. 2003 Stock Option Plan and addresses a December 20, 2005 grant of 356,310 non-qualified stock options at $1.26 per share, which vest in annual 1/3 increments starting on the first anniversary of the grant. Mr. Frey's second stock option agreement is issued pursuant to the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan and addresses an April 11, 2006 grant of 100,000 non-qualified stock options at $4.60 per share, which vest in annual 1/3 increments starting on the first anniversary of the grant. Under both plans, the options vest as long as Mr. Frey is our officer, director or employee. The grants terminate after 10 years. In the event of a Change in Control, we may require Mr. Frey to exercise all of his vested options within 15 days, with any unexercised options terminated. If Mr. Frey's services are terminated other than for "good reason" within 30 days prior to or 180 days after a Change in Control, all options vest and may be exercisable up to 30 days thereafter or within such additional time period approved by the plan administrator.

      Equity Awards

      The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

              Outstanding Equity Awards at December 31, 2006(1)(2)

                              -------------------------------------------------------------------------------------
                                                                 Option Awards
                              -------------------------------------------------------------------------------------
                               Number of               Number of
                               Securities              Securities
                               Underlying              Underlying
                               Unexercised            Unexercised
                               Options(#)              Options(#)           Option Exercise       Option Expiration
     Name                     Exercisable          Unexercisable(3)           Price ($)                Date
-------------------------------------------------------------------------------------------------------------------
Eric R. Henderson                118,770                237,540                  1.26                12/20/2015
Kerry M. Frey                    118,770                237,540                  1.26                12/20/2015
                                    -                   100,000                  4.60                04/11/2016
Edward F. Cowle                     -                      -
-------------------------------------------------------------------------------------------------------------------

(1) There were no stock awards outstanding for any of the named executive officers as of December 31, 2006.

(2) There were no option awards outstanding for any of the named executive officers as of December 31, 2006 that were related to equity incentive programs, the realization of which would depend on specific financial or performance outcomes.

(3) Dr. Henderson's unexercisable options vest as to 118,770 shares on December 20, 2007 and 118,770 shares on December 20, 2008. Mr. Frey's unexercisable options vest as to 33,333 shares on April 11, 2007, 118,770 shares on December 20, 2007, 33,333 shares on April 11, 2008, 118,770 shares on December 20, 2008 and 33,334 shares on April 11, 2009.

      Director Compensation

      Non-employee directors receive no cash compensation for serving on our Board of Directors, and are granted non-qualified stock options upon joining the Board. The amounts and vesting schedules of these initial non-employee director stock option grants have varied. Subsequent stock option grants to non-employee directors are at the discretion of the Board. Non-employee directors are reimbursed for travel expenses they incur in attending regular and special Board meetings. Employee directors receive no compensation beyond their compensation as employees for serving on the Board of Directors.

      The following table sets forth for each of our non-employee directors the dollar value of the compensation cost of all option awards recognized over the requisite service period computed in accordance with FAS 123 and FAS 123R. Dr. Henderson and Mr. Cowle did not receive any additional compensation for their services as a director. Mr. Frey's compensation as a director, which he earned prior to the date his employment with us started, has been included in the Summary Compensation Table.

                          2006 Director Compensation(1)

     ---------------------------------------------------------------------------
     Name                             Paid in Cash     Option Awards ($)(2)(3)
     ---------------------------------------------------------------------------
     Larry Gold                            -                     12,062
     Jean-Jacques Sunier                   -                     12,062
     Guenther Jaensch                      -                     50,919(4)
     Amber Wornica(5)                      -                       -
     Nancy A. Ah Chong(5)                  -                       -
     Edward F. Cowle(5)                    -                       -
     ---------------------------------------------------------------------------

(1) There were no stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earned by our non-employee directors during the year ended December 31, 2006.

(2) As of December 31, 2006 the aggregate numbers of stock options outstanding to individuals listed in the above table were 118,770 to Dr. Gold and 118,770 to Mr. Sunier.

(3) These amounts reflect the dollar value of the compensation cost of all outstanding option awards, recognized over the requisite service period, computed in accordance with FAS 123 and FAS 123R. The assumptions made in valuing the option awards are included under the caption "Options" in Note E of Notes to Consolidated Financial Statements.

(4) Upon our Board of Directors appointing Dr. Jaensch a director in April 2006, he was awarded an option for the purchase of 100,000 of our shares at $4.60 per share. The option award was canceled upon Dr. Jaensch's resignation as a director in September 2006. This amount is the 2006 compensation expense associated with this grant.

(5) Ms. Wornica, Ms. Ah Chong and Mr. Cowle were our directors prior to our acquisition of BioForce.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required to be provided by Item 201(d) of Regulation S-B has been provided in Item 5 of this Form 10-KSB and is incorporated herein by reference.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2007 by: each of our directors and named executive officers; all of our directors and executive officers as a group; and any other person we know to be the beneficial owner of more than 5% of our outstanding shares of common stock.

      Percentages are based upon a total of 24,099,950 shares of common stock outstanding as of March 23, 2007. Unless otherwise indicated, the address of each stockholder is c/o BioForce Nanosciences, 1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010.

---------------------------------------------------------------------------------------------
                                                                   Shares             Percent
                                                                Beneficially            of
Beneficial Owner                                                    Owned              Class
---------------------------------------------------------------------------------------------
Executive Officers and Directors

Eric R. Henderson(1)                                            3,788,690             15.6%
Kerry M. Frey(2)                                                  152,103              0.6%
Edward F. Cowle(3)                                                841,806              3.5%
Larry Gold(4)                                                      56,748              0.2%
Jean-Jacques Sunier(4)                                             56,748              0.2%

All directors and executive officers as a group (5 persons)     4,154,289             16.9%

---------------------------------------------------------------------------------------------

Holders of More than Five Percent of Common Stock

FCPR SGAM Biotechnology Fund                                    6,524,226             27.1%
Immueble SGAM
170 Place Henri Renault
Paris La Defense Cedex France 92043

Alma & Gabriel Elias(5)                                         2,125,000              8.8%
509 Spring Avenue
Elkins Park, Pennsylvania 19027

Harvey Kaye(6)                                                  1,710,159              7.0%
190 Spanish River Rd., #101
Boca Raton, Florida 33431
---------------------------------------------------------------------------------------------

(1) Consists of 3,669,920 shares held of record by Dr. Henderson and 118,770 shares subject to a stock option, which is currently exercisable or exercisable within 60 days. Does not include 237,540 shares subject to a stock option, which is not currently exercisable or exercisable within 60 days, but whose vesting may be accelerated upon our change in control, at the discretion of the administrator of the option plan pursuant to which the option was issued. Does not include 49,287 shares held of record by Asrun Kristmundsdottir and 82,854 shares subject to stock options, which are currently exercisable or exercisable within 60 days by Ms. Kristmundsdottir, with whom Dr. Henderson shares a household and who is the Director of Business Management for our wholly owned subsidiary, BioForce Nanosciences, Inc. Does not include 60,000 shares subject to a stock option held by Ms. Kristmundsdottir, which is not currently exercisable or exercisable within 60 days, but whose vesting is immediate upon our change in control. Dr. Henderson disclaims beneficial ownership of all shares and options to acquire shares owned or held by Ms. Kristmundsdottir.

(2) Consists of 152,103 shares subject to stock options, which are currently exercisable or exercisable within 60 days. Does not include 237,540 shares subject to a stock option, which is not currently exercisable or exercisable within 60 days, but whose vesting may be accelerated upon our change in control, at the discretion of the administrator of the option plan pursuant to which the option was issued. Does not include 66,667 shares subject to a stock option, which is not currently exercisable or exercisable within 60 days, but whose vesting is immediate upon our change in control.

(3)   Mr. Cowle's address is 70 Garth Road, Scarsdale, New York 10583.

(4) Consists of 56,748 shares subject to stock options, which are currently exercisable or exercisable within 60 days. Does not include 62,022 shares subject to stock options, which are not currently exercisable or exercisable within 60 days, but whose vesting may be accelerated upon our change in control, at the discretion of the administrator of the option plan pursuant to which the options were issued.

(5) Consists of 1,975,000 shares held of record by Mr. and Mrs. Elias as joint tenants, and 150,000 shares held by the Elias Family Charitable Trust.

(6) Consists of 1,322,647 shares held of record by Mr. Kaye, 77,717 shares held of record by his wife, Helen Kaye, 12,870 shares subject to a stock option held by Mr. Kaye, which is currently exercisable or exercisable within 60 days, and 296,925 shares subject to a warrant held by Gulfstream Capital Group, LC, which is currently exercisable or exercisable within 60 days. Mr. Kaye is the President of Gulfstream Capital Group, LC.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

      Except as set forth below, there have been no transactions during the past two fiscal years, or proposed transactions, to which we were or will be a party in which any director, executive officer, nominee for election as director, any stockholder owning greater than 5% of our outstanding shares, or any member of the above referenced individuals' immediate families had or will have a direct or indirect material interest and the amount exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

      In 2006, we signed lock-up/leak-out agreements with five of our larger shareholders, including Eric Henderson, who is our Chief Executive Officer, President, one of our directors, and a holder of greater than 5% of our outstanding shares. Other shareholders owning greater than 5% of our outstanding shares who signed these agreements include Harvey Kaye and FCPR SGAM Biotechnology Fund. These agreements control when and how much stock these shareholders may dispose of in the event we file a registration statement. While the dollar values of these dispositions cannot be determined at this time, we believe they could exceed the threshold requiring disclosure under this item of the report.

      During 2006 we paid interest in the amount of $85,641 to FCPR SGAM Biotechnology Fund on certain convertible loans that it provided us during 2004 and 2005. The largest aggregate amount of principal outstanding on this debt in 2006 was $1,550,000. These loans were paid off in 2006 by conversion of the $1,635,641 debt into equity. No principal or interest payments were made on these loans in 2005. The interest rates for these loans were: 3% on the January 15, 2004 loan of $350,000 and April 30, 2004 loan of $200,000; and 12% on the
July 29, 2005 loan of $500,000 and October 31, 2005 loan of $500,000.

      Prior to his being paid as an employee, Kerry Frey, who is our Chief Operating Officer and one of our directors, served as a consultant providing management services to BioForce via his wholly owned consulting firm, BioMedical Consulting, LLC. Fees paid to BioMedical Consulting, LLC during 2006 totaled $68,750.

      Eric Henderson, who is our Chief Executive Officer, President, one of our directors, and a holder of greater than 5% of our outstanding shares, shares a household with Asrun Kristmundsdottir, the Director of Business Management for BioForce. Ms. Kristmundsdottir's compensation in 2006 consisted of $75,656 in salary and a grant of 90,000 stock options awarded at $2.10 per share, which options vest in annual 1/3 increments that started November 30, 2006, the day of the grant. In 2005, Ms. Kristmundsdottir's compensation consisted of $48,319 in salary and a grant of 5,939 stock options awarded at $1.26 per share, which options vested upon grant on December 20, 2005.

      Our controlling stockholders prior to the acquisition of BioForce were Edward F. Cowle and H. Deworth Williams. Mr. Cowle served as our President and one of our directors from December 20, 2005 until the date of our acquisition of BioForce on February 24, 2006. Messrs. Cowle and Williams and/or their assigns received a $250,000 fee for services in connection with bringing the parties together, negotiating the transaction, and facilitating the acquisition of BioForce. Payment of this one-time fee was paid out of proceeds from the private placement that we completed in March 2006. Based on our examination of Schedules 13D and G filed with the SEC in respect to us, neither Mr. Cowle nor Mr. Williams currently owns greater than 5% of our outstanding shares.

      Board Determination of Independence

      We currently have four directors of whom, pursuant to a determination by our Board of Directors, Larry Gold and Jean-Jacques Sunier meet the definition of "independent director" under Section 121 of the Company Guide of the American Stock Exchange LLC. This definition provides that individuals will qualify as "independent directors" if they are not our executive officers or employees and our Board of Directors affirmatively determines they do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Eric Henderson and Kerry Frey, who are executive officers, do not meet the definition of "independent directors."

      In evaluating Dr. Gold's independence, the Board considered a suggestion made in 2006 that our management contact personnel at SomaLogic, Inc., the company Dr. Gold founded and where he currently serves as Chief Executive Officer, to explore the potential of scientific synergies due to the nature of the companies' businesses. While our Board decided this may be an action we might want to explore, it did not deem this exploratory action as creating a relationship that would interfere with Dr. Gold's exercise of independent judgment in carrying out his responsibilities as a director of our company.

      In evaluating Mr. Sunier's independence, the Board considered his current role as a senior advisor to the FCPR SGAM Biotechnology Fund, a shareholder owning greater than 5% of our outstanding shares. Our Board did not deem this relationship as interfering with Mr. Sunier's ability to exercise independent judgment in carrying out his responsibilities as a director of our company.

      Guenter Jaensch served as a director of our company from April through September 2006. Mr. Jaensch met the definition of an independent director.

      Prior to our acquisition of BioForce on February 24, 2006, our directors were Edward F. Cowle, Amber Wornica and Nancy A. Ah Chong. These individuals also served in the following officer capacities, respectively: President; Vice President; and Secretary. We do not believe these officers were our employees. We are not aware of any determination made by this past Board regarding independence.

Item 13. Exhibits.

(a)   Exhibits

Exhibit
   No.         Exhibit Name
-------        ------------

2.1(1) Agreement and Plan of Merger among Silver River Ventures, Inc., Silver River Acquisitions, Inc., BioForce Nanosciences, Inc., H. Deworth Williams and Edward F. Cowle dated November 30, 2005, with Addenda dated December 23, 2005 and February 15, 2006

3.1            Articles of Incorporation, as amended

3.2(2)         By-Laws

10.1 Amended and Restated Registration Rights Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund dated October 14, 2002

10.2 Form of Lock-up/Leak-out Agreement dated September 6, 2006 between BioForce Nanosciences Holdings, Inc. and five shareholders including Eric Henderson, Harvey Kaye and FCPR SGAM Biotechnology Fund

10.3           Consulting Agreement between BioForce Nanosciences Holdings, Inc.
               and Gulfstream Capital Group, LLC dated November 15, 2006

10.4 Letter cancelling prior agreements between Gulfstream Capital Group, L.C. and BioForce Nanosciences Holdings, Inc. dated December 12, 2006

10.5 Commercial Lease between BioForce Nanosciences, Inc. and Randall Corporation dated November 19, 2004, as amended January 2, 2007

10.6(3) Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc. dated April 1, 2006

10.7 Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc. dated June 1, 2006

10.8(4) Employment Letter between Gregory D. Brown and BioForce Nanosciences dated December 27, 2006

10.9 Summary of Consulting Arrangement between Kerry M. Frey and BioForce Nanosciences for 2005 and 2006

10.10 Summary of Compensation for Directors of BioForce Nanosciences Holdings, Inc.

10.11(5)       BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan

10.12          BioForce Nanosciences, Inc. 2003 Stock Option Plan

10.13          Amended and Restated BioForce Nanosciences, Inc. 2000 Stock
               Incentive Plan

10.14 Form of Stock Option Agreement for BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan

10.15          Form of Stock Option Agreement for BioForce Nanosciences, Inc.
               2003 Stock Option Plan

10.16 Form of Incentive Stock Option Agreement for Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan

10.17 Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock

10.18 Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock with Registration Rights, as issued to Gulfstream Capital Group, LLC

10.19 Community Economic Betterment Account (CEBA) "Venture Project Component" Royalty Agreement dated July 10, 2001

10.20 Iowa Department of Economic Development PIAP Loan Agreement awarded March 14, 2003

10.21 City of Ames Economic Development Revolving Loan Fund Program Loan Agreement executed January 28, 2005

10.22 Economic Development Community Investment Fund Program Loan Agreement executed February 24, 2005

10.23 Note and Warrant Purchase Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund, dated as of July 29, 2005

21.1 Our only subsidiary is BioForce Nanosciences, Inc., a Delaware corporation.

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on March 2, 2006.
(2) Incorporated by reference to an exhibit filed with our Form 10-SB on December 14, 2004.
(3) Incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 7, 2006.
(4) Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on January 16, 2007.
(5) Incorporated by reference to Appendix B of our Schedule 14C Information Statement filed on January 10, 2006.

Item 14. Principal Accountant Fees and Services.

      Explanatory Note

      On February 24, 2006, we completed the acquisition of BioForce Nanosciences, Inc., ("BioForce") whereby we merged our wholly owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce, with BioForce being the surviving entity. Under the terms of the Merger Agreement, the shareholders of BioForce became the controlling shareholders of the combined entity; accordingly, the historical financial statements of BioForce are presented as the historical financial statements of the combined entity, i.e. reverse merger accounting. Prior to the merger transaction our business activity consisted solely of seeking an appropriate merger or acquisition partner.

      On August 7, 2006, we filed a Current Report on Form 8-K with the SEC reporting that the firm of Chisholm, Bierwolf & Nilson, LLC had replaced Moore & Associates, Chartered, as our certifying accountants. Moore & Associates, Chartered did perform an audit of our financial statements for the year ended December 31, 2005 prior to our merger with BioForce and our adoption of reverse merger accounting. Chisholm, Bierwolf & Nilson, LLC has audited our financial statements for the years ended December 31, 2006 and 2005 to include the historical activity of BioForce, and the financial information in this Form 10-KSB filing is presented on that basis. As any audit work performed by Moore & Associates for the year ended December 31, 2005 is no longer being relied upon, information about our relationship with independent auditors in the remainder of this Item 14 is presented only as it relates to our relationship with Chisholm, Bierwolf & Nilson, LLC.

Relationship with Independent Auditors

      Audit services performed by Chisholm, Bierwolf & Nilson, LLC for the fiscal years ending December 31, 2006 and 2005 consisted of the examination of our financial statements and services related to filings with the SEC for BioForce Nanosciences Holdings, Inc. and BioForce Nanosciences, Inc.

Audit Fees

      The aggregate estimated fees to Chisholm, Bierwolf & Nilson, LLC for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2006 are approximately $20,000. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2005, and the review of our quarterly financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 were approximately $30,000.

Audit Related Fees

      For the years ended December 31, 2006 and 2005, there were no fees billed for assurance and related services by Chisholm, Bierwolf & Nilson, LLC related to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

      For the years ended December 31, 2006 and 2005, there were no fees billed by Chisholm, Bierwolf & Nilson, LLC for tax compliance, tax advice or tax planning.

All Other Fees

      There were no other fees billed by Chisholm, Bierwolf & Nilson, LLC for the fiscal years ended December 31, 2006 or 2005.

      We do not have an audit committee and as a result, our entire Board of Directors performs the duties of an audit committee. Our Board of Directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approved policies and procedures.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BioForce Nanosciences Holdings, Inc.
                                           ------------------------------------
                                                        (Registrant)


                                           By: /s/ Eric Henderson
                                               ---------------------------------
                                               Eric Henderson, President and CEO
                                               Date: March 30, 2007

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                 Title                                 Date
          ---------                                 -----                                 ----
By: /s/ Eric Henderson                  CEO, President and Director                  March 30, 2007
    -------------------------
    Eric Henderson

By: /s/ Gregory D. Brown                  Chief Financial Officer                    March 30, 2007
    -------------------------
    Gregory D. Brown

By: /s/ Kerry M. Frey              Chief Operating Officer and Director              March 30, 2007
    -------------------------
    Kerry M. Frey

By: /s/ Jean-Jacques Sunier                      Director                            March 30, 2007
    -------------------------
    Jean-Jacques Sunier

By: /s/ Larry Gold                               Director                            March 30, 2007
    -------------------------
    Larry Gold

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND
          AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           DECEMBER 31, 2006 and 2005

                                    CONTENTS

Reports of Independent Registered Public Accounting Firm..................   F-2

Consolidated Balance Sheets...............................................   F-4

Consolidated Statements of Operations.....................................   F-6

Consolidated Statements of Stockholders' Equity...........................   F-7

Consolidated Statements of Cash Flows.....................................   F-8

Notes to Financial Statements.............................................   F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
BioForce Nanosciences Holdings, Inc.

We have audited the accompanying consolidated balance sheets of BioForce Nanosciences Holdings, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioForce Nanosciences Holdings, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred substantial losses from operations and has limited sales of its products which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
BioForce Nanosciences Holdings, Inc.

We have audited the accompanying consolidated balance sheets of BioForce Nanosciences Holdings, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioForce Nanosciences Holdings, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred substantial losses from operations and has limited sales of its products which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note J to the consolidated financial statements, management discovered errors in the reporting of the Company's liability for vacation pay as of December 31, 2005 as well as the accounting for the beneficial conversion feature related to convertible loans that it received from one of its shareholders during 2005 and 2004. Accordingly, the consolidated financial statements as of and for the year ended December 31, 2005 have been restated to correct the errors.


/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
May 10, 2006 except for Notes B, D, I and J dated February 16, 2007

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                 12/31/06      12/31/05
                                                                                ------------------------
                                                                                              (restated)
CURRENT ASSETS
      Cash and cash equivalents                                                 $2,602,686    $  362,997
      Accounts receivable - trade, net                                              22,153         8,775
      Inventory                                                                  1,193,590            --
      Prepaid expenses and other assets                                             55,351         8,933
                                                                                ------------------------

                Total current assets                                             3,873,780       380,705
                                                                                ------------------------

PROPERTY AND EQUIPMENT
      Computer equipment                                                            73,180        51,575
      Scientific and laboratory equipment                                          380,000       380,000
      Leasehold improvements                                                       687,280       598,968
      Office furniture and fixtures                                                 67,384        51,365
                                                                                ------------------------
                Total                                                            1,207,844     1,081,908
      Less accumulated depreciation                                                669,762       495,066
                                                                                ------------------------
                Net property and equipment                                         538,082       586,842
                                                                                ------------------------

INTANGIBLE ASSETS
      Patent costs, net of accumulated amortization of $48,759 and $25,204,        580,426       418,657
     respectively
      Trademark costs, net of accumulated amortization of $7,397 and $2,960,        68,699        35,978
     respectively
                                                                                ------------------------
                Total intangible assets                                            649,125       454,635
                                                                                ------------------------

                TOTAL ASSETS                                                    $5,060,987    $1,422,182
                                                                                ========================

   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                           12/31/06         12/31/05
                                                                                         -----------------------------
                                                                                                           (restated)
CURRENT LIABILITIES
      Accounts payable                                                                   $    506,099     $     89,217
      Accrued expenses                                                                        193,010          191,053
      Deferred revenue                                                                          9,224               --
      Current portion of notes payable                                                        131,896          878,369
                                                                                         -----------------------------
                Total current liabilities                                                     840,229        1,158,639

LONG-TERM DEBT, NET                                                                           278,860          172,116
                                                                                         -----------------------------

                Total liabilities                                                           1,119,089        1,330,755
                                                                                         -----------------------------

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - 2006: $0.01 par value, 10,000,000 shares authorized, no                    --               --
          shares issued and outstanding; 2005: $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding
      Common stock - 2006: $0.001 par value, 100,000,000 shares authorized,                    24,000          111,423
          23,999,950 shares issued and outstanding; 2005: $0.01 par value, 24,000,000 shares authorized, 11,142,276 shares issued and 11,079,776 shares outstanding
      Additional paid-in capital                                                           13,824,501        5,915,024
      Treasury stock - 62,500 shares, at cost                                                      --           (2,500)
      Accumulated deficit                                                                  (9,906,603)      (5,932,520)
                                                                                         -----------------------------
                Total stockholders' equity                                                  3,941,898           91,427
                                                                                         -----------------------------

                TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                                   $  5,060,987     $  1,422,182
                                                                                         =============================

   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the Year Ended
                                                                               December 31,
                                                                           2006            2005
                                                                      -----------------------------
                                                                                        (restated)
REVENUES
      Sales, net of discounts                                         $    414,387     $    113,855
      Consulting income                                                        700           25,915
                                                                      -----------------------------
                                                                           415,087          139,770

COST OF GOODS SOLD                                                         199,149          116,662
                                                                      -----------------------------

                Gross profit                                               215,938           23,108

OPERATING EXPENSES
      Research and development                                             839,395        1,197,814
      Sales and marketing                                                  733,400          244,428
      General and administrative                                         2,029,018          797,983
      Reimbursement of grant expenses                                     (239,565)        (361,491)
                                                                      -----------------------------
                     Total operating expenses                            3,362,248        1,878,734
                                                                      -----------------------------
                Loss from operations before other income (expense)      (3,146,310)      (1,855,626)

OTHER INCOME (EXPENSE)
      Interest and other income                                            156,583           17,456
      Interest expense                                                    (984,356)        (254,318)
                                                                      -----------------------------
                     Total other income (expense)                         (827,773)        (236,862)
                                                                      -----------------------------
                Loss before income tax                                  (3,974,083)      (2,092,488)

INCOME TAX EXPENSE                                                              --               --
                                                                      -----------------------------

                Net loss                                              $ (3,974,083)    $ (2,092,488)
                                                                      =============================

BASIC AND DILUTED LOSS PER SHARE                                      ($      0.17)    ($      0.19)
                                                                      =============================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           22,764,728       11,092,310
                                                                      =============================

   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Preferred Stock               Common Stock
                                    -------------------------------------------------------
                                        Shares       Amount         Shares         Amount
                                    --------------------------------------------------------
Balance at January 1, 2005                  --    $        --     10,833,955    $   108,339
     Net loss for the year                  --             --             --             --
     Issuance of common stock
       for cash at $1.25 per
       share                                --             --         65,000            650
     Issuance of common stock
       for cash at $2.25 per
       share net of issuance
       costs of $38,823                     --             --        243,321          2,434
    Value attributed to
       beneficial conversion
       feature                              --             --             --             --
                                    --------------------------------------------------------

Balance at December 31, 2005                --             --     11,142,276        111,423
    Net loss for the year                   --             --             --             --
    Issuance of common stock
       for debt at $0.69 per
       share                                --             --      2,392,198         23,922
    Issuance of common stock
       for cash at $1.50 per
       share net of issuance
       costs of $902,018                    --             --      4,000,000         40,000
    Stock-based compensation
       expense                              --             --             --             --
    Recapitalization                        --             --      6,456,476       (151,345)
                                    --------------------------------------------------------

Balance at December 31, 2006                --    $        --     23,990,950    $    24,000
                                    ========================================================

                                     Additional                                       Total
                                      Paid-In        Treasury     Accumulated    Stockholders'
                                       Capital         Stock       (Deficit)          Equity
                                    ----------------------------------------------------------
Balance at January 1, 2005          $ 4,628,208    $    (2,500)    $(3,840,032)    $   894,015
     Net loss for the year                   --             --      (2,092,488)     (2,092,488)
     Issuance of common stock
       for cash at $1.25 per
       share                             80,600             --              --          81,250
     Issuance of common stock
       for cash at $2.25 per
       share net of issuance
       costs of $38,823                 506,216             --              --         508,650
    Value attributed to
       beneficial conversion
       feature                          700,000             --              --         700,000
                                    ----------------------------------------------------------

Balance at December 31, 2005          5,915,024         (2,500)     (5,932,520)         91,427
    Net loss for the year                    --             --      (3,974,083)     (3,974,083)
    Issuance of common stock
       for debt at $0.69 per
       share                          1,617,246             --              --       1,641,168
    Issuance of common stock
       for cash at $1.50 per
       share net of issuance
       costs of $902,018              5,057,982             --              --       5,097,982
    Stock-based compensation
       expense                        1,085,404             --              --       1,085,404
    Recapitalization                    148,845          2,500              --              --
                                    ----------------------------------------------------------

Balance at December 31, 2006        $13,824,501    $        --     $(9,906,603)    $ 3,941,898
                                    ==========================================================

   The accompanying notes are an integral part of these financial statements.

                           BIOFORCE NANOSCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended
                                                                                    December 31,
                                                                                2006           2005
                                                                            ---------------------------
                                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                              $(3,974,083)    $(2,092,488)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
           Depreciation and amortization                                        202,688         172,638
           Stock-based compensation expense                                     903,230              --
           Interest expense due to beneficial debt conversion feature           947,317         208,814
           Change in:
                (Increase) Decrease in accounts receivable                      (13,378)          4,946
                (Increase) Decrease in inventory                             (1,193,590)             --
                (Increase) Decrease in prepaid expenses and other assets        (46,418)         (4,727)
                Increase (Decrease) in accounts payable                         416,882         (49,711)
                Increase (Decrease) in accrued expenses                          93,125         171,840
                Increase (Decrease) in deferred revenue                           9,224              --
                                                                            ---------------------------
                     Net cash used by operating activities                   (2,655,003)     (1,588,688)
                                                                            ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                    (125,936)       (347,429)
      Patent and trademark costs                                               (222,482)       (138,607)
                                                                            ---------------------------
                     Net cash used by investing activities                     (348,418)       (486,036)
                                                                            ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                                       --       1,350,000
      Payments made on long-term debt                                           (37,046)         (1,376)
      Proceeds from issuance of common stock, net of issuance costs           5,280,156         589,900
                                                                            ---------------------------
                     Net cash provided by financing activities                5,243,110       1,938,524
                                                                            ---------------------------

Net (decrease) increase in cash                                               2,239,689        (136,200)

CASH AND CASH EQUIVALENTS - beginning of year                                   362,997         499,197
                                                                            ---------------------------

CASH AND CASH EQUIVALENTS - end of year                                     $ 2,602,686     $   362,997
                                                                            ===========================

 SUPPLEMENTAL DISCLOSURES
       Cash paid for interest                                               $        --     $        --
                                                                            ===========================
       Cash paid for income taxes                                           $        --     $        --
                                                                            ===========================
       Non-cash financing activities:
            Common stock issued for debt                                    $ 1,635,641     $        --
                                                                            ===========================

   The accompanying notes are an integral part of these financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - CONTINUITY OF OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Due to the research and development nature of the Company, it has sustained significant operating losses in recent years. As a result of these losses, the Company is dependent upon debt and equity financing, sales of its Nano eNabler(TM) system and other products, and continued grant receipts to fund its future operations.

Management's plans to continue as a going concern are to continue to concentrate its efforts on increasing public awareness of its products through marketing and advertising, and raising additional capital through debt and/or equity financings.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (restated)

BUSINESS ACTIVITY - The Company has developed the Nano eNabler(TM) benchtop molecular printer, which it started marketing commercially in 2005. Other products include consumable printing and surface patterning tools for use with the Nano eNabler(TM) system, and products for use with atomic force microscopes and scanning probe microscopes. To date, the primary markets for the Company's products have been academic and other research institutions in North America, Europe and Asia.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BioForce Nanosciences, Inc. All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date and are stated at the amount billed. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Management periodically reviews accounts receivable balances for uncollectible amounts. Allowances for uncollectible amounts of $375 and $975 were recorded at December 31, 2006 and 2005, respectively.

INVENTORIES - Inventories are valued primarily at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. The Company estimates and records provisions for obsolete inventories when necessary, with no such provisions having been made to date.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (usually 5 to 7 years). Depreciation expense for the years ended December 31, 2006 and 2005 totaled $174,696 and $155,449, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the property and equipment, along

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of undepreciated assets. Based on its evaluation, the Company has determined that no impairment charge to the property and equipment was necessary for the years ended December 31, 2006 and 2005.

INTANGIBLE ASSETS - Intangible assets consist of patent and trademark costs. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Amortization expense for the years ended December 31, 2006 and 2005 totaled $27,992 and $17,189, respectively. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. Unsuccessful and abandoned patents and trademarks were expensed in amounts totaling $38,840 and $0 in 2006 and 2005, respectively.

BENEFICIAL CONVERSION FEATURE - The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issues No. 98-5 and 00-27. Expense recorded on the Company's financial statements during the years ended December 31, 2006 and 2005 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $947,317 and $208,814, respectively.

ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES - The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carry forward of $8,436,720 as of December 31, 2006, which will be offset against future taxable income. Net operating loss carry forwards of $5,365,867 are only available to offset future taxable income generated by our subsidiary, BioForce Nanosciences, Inc. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation allowance as of December 31, 2006 and 2005 are as follows:

                                                  2006            2005
                                              -----------     -----------

                                                               (restated)
      Deferred tax asset:
        Net operating loss carry forward      $ 2,699,750     $ 1,545,778
        Valuation allowance                    (2,699,750)     (1,545,778)
                                              -----------     -----------
                                              $        --     $        --
                                              ===========     ===========

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

      The components of income tax expense are as follows:

                                               2006               2005
                                           -----------        -----------

      Current federal tax                  $        --        $        --
      Current state tax                             --                 --
      Change in NOL benefit                 (1,153,972)          (708,778)
      Change in allowance                    1,153,972            708,778
                                           -----------        -----------
                                           $        --        $        --
                                           ===========        ===========

      The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                               Expiration
      Year of Loss                             Amount             Date
      ------------                             ------             ----

        2001                                $  216,853            2021
        2002                                   891,485            2022
        2003                                 1,271,838            2023
        2004                                 1,173,217            2024
        2005                                 1,812,474            2025
        2006                                 3,070,853            2026

CONCENTRATIONS OF RISK - During 2006 and 2005, portions of the Company's research and development costs were funded by various grants received from the U.S. National Institutes of Health. The grants were received as an incentive for the Company to research and develop new technologies that could benefit the medical community and create jobs. Accordingly, the funds received were accounted for as a reduction of costs. Federal grant funds received during 2006 and 2005 totaled $239,565 and $361,491, respectively.

In 2006, the Company derived 35% of its total revenue from one customer and 30% from a second customer. No single customer accounted for more than 10% of revenue in 2005.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. Amounts in excess of federally insured limits totaled approximately $2,502,000 at December 31, 2006.

ADVERTISING - Advertising costs are expensed as incurred. Advertising expenses totaled $54,363 and $7,230 for the years ended December 31, 2006 and 2005, respectively.

RESEARCH AND DEVELOPMENT COSTS - In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," research and development costs are expensed as incurred. Research and development costs were $839,395 and $1,163,792 for the years ended December 31, 2006 and 2005, respectively.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

REVENUE RECOGNITION - The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company's revenues are generated from sale of products, performance of professional services and provision of warranty services. Revenues from the sale of products are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are typically billed to the customer upon shipment and are included in cost of sales. Revenues from the provision of professional services are recognized at such time as the services are provided. Warranty services revenues are recognized ratably over the term of the warranty period.

STOCK OPTIONS - Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continues to use this model. The Company records compensation expense for stock options ratably over the option's vesting period. Results for prior periods have not been restated.

Our earnings per share for 2006 was reduced by $0.04 as a result of implementation of SFAS 123R.

BASIC AND FULLY DILUTED LOSS PER SHARE OF COMMON STOCK - The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Outstanding stock options and warrants of 3,697,925 and 2,401,616 have not been considered in the fully diluted loss per share calculation in 2006 and 2005, respectively, due to the anti-dilutive effect. At December 31, 2005, the Company had convertible debentures and accrued interest that could have been converted into approximately 1,800,000 shares of common stock, which have been excluded from loss per share because the effect would be anti-dilutive.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                                       For the Years Ended
                                                           December 31,
                                              2006             2005             2005
                                         ------------     ------------     ------------
                                                            (restated)        (prior)
Numerator - net loss                     $ (3,974,083)    $ (2,092,488)    $ (1,736,271)

Denominator - weighted average shares      22,764,728       11,092,310       11,092,310

Basic loss per share                     $      (0.17)    $      (0.19)    $      (0.17)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets -- an Amendment of FASB Statement No. 140 ("SFAS 156")." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Financial Accounting Standards Board Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of SFAS 156 will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to
(a) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarify which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amend Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes SFAS 155 will have no impact on the financial statements of the Company once adopted.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), to change financial reporting requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and it also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial statements.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments - The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt approximate their market values as of December 31, 2006 and 2005. The Company has no investments in derivative financial instruments.

NOTE C - INVENTORIES

Inventories consisted of the following at December 31, 2006 and 2005:

                                                        2006            2005
                                                        ----            ----
Component parts and raw materials                    $  528,284      $       --
Finished goods                                          114,081              --
Units placed at prospective customer sites              551,225              --
                                                     ----------      ----------
Total inventories                                    $1,193,590      $       --
                                                     ==========      ==========

NOTE D - LONG-TERM DEBT (restated)

The Company received $100,000 during 2003 under a Community Economic Betterment Account ("CEBA") venture project royalty agreement with the Iowa Department of Economic Development. The agreement requires the Company to pay an annual royalty equal to one percent of prior year total gross revenues, paid in equal semi-annual payments, until a total repayment of $200,000 has been reached. The estimated total repayment for 2007 is $5,000.

The Company received a $150,000 non-interest bearing loan during 2005 from the State of Iowa. The agreement requires the Company to meet certain milestones, with the note convertible into a non-repayable grant upon completion of those milestones. If the Company does not fulfill the requirements of the agreement, it may be required to repay the funds, including interest at an annual interest rate of 6%. As the Company has not met all of the milestones as of December 31, 2006, the amount is carried as a liability in the financial statements.

The Company received a $100,000 non-interest bearing loan from the State of Iowa during 2005. This loan is repayable in monthly installments of $1,667.

The Company received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%.

During 2004 and 2005, the Company entered into several note and warrant purchase agreements with a shareholder. The Company received funds totaling $1,550,000 under the convertible note terms of those agreements. The first convertible loan was delivered in two tranches of $350,000 and $200,000. Both tranches required interest at 3% compounded annually, to be repaid in quarterly payments beginning May 1, 2004. The principal and any accrued interest were due upon the note maturity at January 15, 2009, unless it had been voluntarily converted to securities by the shareholder prior to the maturity date. No interest payments were made during 2004 and 2005, at the request of the shareholder. Accrued interest totaled $58,145 at December 31, 2005. The second convertible loan was delivered in two tranches of $500,000 and $500,000. Both tranches of the second convertible loan required interest at 12% compounded annually. The convertible notes were converted to 2,392,198 shares of the Company's common stock on February 24, 2006.

In conjunction with the above transactions, the Company recorded discounts on the convertible debt totaling $550,000 and $700,000 in 2004 and 2005 respectively, pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." Those discounts are expensed as interest expense over the term of the loan. The remaining beneficial conversion feature was expensed in 2006 because the notes were converted to equity in that period.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

The company had the following debt obligations at December 31, 2006 and 2005:

                                                              2006           2005
                                                              ----           ----
Note payable, CEBA, due semi-annually, non-interest
 bearing and unsecured, payments based upon revenues      $    96,405    $    97,802

Note payable, State of Iowa, no payments due pending
 completion of milestones, non-interest bearing,
 unsecured and convertible to grant                           150,000        150,000

Note payable, State of Iowa, payable in monthly
 installments, non-interest bearing and unsecured              86,666        100,000

Notes payable, City of Ames, Iowa, payable in monthly
 installments including interest at 2.125% unsecured           77,685        100,000

Convertible debt due to shareholder, 3.00% interest
 rate, quarterly payments due with interest, unsecured             --        550,000

Convertible debt due to shareholder, 12.00% interest
 rate, quarterly payments due with interest, unsecured             --      1,000,000
                                                          -----------    -----------
     Subtotal                                                 410,756      1,997,802

Less debt amount recorded as value of beneficial
 conversion feature                                                --       (947,317)
                                                          -----------    -----------
                                                          $   410,756    $ 1,050,485
                                                          ===========    ===========

The estimated future principal payments under these notes payable are as follows:

               2007                                  $ 131,896
               2008                                    112,396
               2009                                     77,920
               2010                                     50,472
               2011                                     36,666
            Thereafter                                   1,406
                                                     ---------

                    Total                            $ 410,756
                                                     =========

The terms certain of the notes payable do not provide for fixed repayments of the principal. In such cases the preceding schedule is based upon management's estimate of the timing of the payments.

NOTE E - COMMON STOCK WARRANTS AND OPTIONS

WARRANTS

At December 31, 2006, the Company had outstanding warrants that allow the holders to purchase up to 1,264,428 shares of the Company's common stock at prices ranging from $0.84 to $3.90 per share. The warrants expire at various dates from April 2008 to January 2014.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost related to common stock warrants was recognized in the consolidated statements of operations for the periods prior to January 1, 2006, as all warrants had an exercise price equal to the market value of the underlying common stock on the date of the issuance in accordance with APB 25.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, compensation cost for issuance of warrants of $179,969 has been recognized in the accompanying consolidated statement of operations for 2006, and $182,174 of compensation cost for issuance of warrants has been recognized as equity issuance cost during 2006 in the accompanying consolidated statement of stockholders' equity. The Company has recognized no tax benefit associated with these amounts and has not capitalized any such cost as an asset. The Company estimated the fair value of its common stock warrants issued subsequent to January 1, 2006 using the Black-Scholes option-pricing formula. The Company records compensation expense for warrants ratably over the warrant's period. Results for prior periods have not been restated.

The fair value of each warrant issued is estimated on the date of issuance using the Black-Scholes option valuation model, using the following weighted average assumptions: risk-free interest rates ranging from 4.61% to 4.98%, dividend yield of 0.00%, effective expected volatility of 45%, and expected lives of 5 years. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings for future years.

A summary of the Company's outstanding warrants as of December 31, 2006 and 2005, and the changes during the years are presented below:

                                                                 Weighted
                                                  Number of       Average
                                                    Shares     Exercise Price
                                                    ------     --------------

      Outstanding at January 1, 2005               1,017,282     $     0.77
      Warrants issued - 2005                          43,022     $     1.89
      Warrants exercised - 2005                           --             --
      Warrants expired - 2005                             --             --
                                                  ----------     ----------
      Outstanding at December 31, 2005             1,060,304     $     0.82
      Warrants issued - 2006                         366,432     $     2.15
      Warrants exercised - 2006                           --             --
      Warrants expired - 2006                       (162,308)    $     0.21
                                                  ----------     ----------
      Outstanding at December 31, 2006             1,264,428     $     1.28
                                                  ==========     ==========

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

The following table summarizes information concerning outstanding and exercisable warrants at December 31, 2006:

                               Warrants Outstanding                              Warrants Exercisable
                               --------------------                              --------------------
                                               Weighted
                                                Average      Weighted                           Weighted
                                               Remaining      Average                            Average
        Range of            Number            Contractual    Exercise             Number        Exercise
     Exercise Price       Outstanding        Life (Years)      Price           Exercisable        Price
     -------------        -----------        -----------       -----           -----------        -----
     $0.84                   678,651              5.70         $0.84              678,651         $0.84
     $1.00 - $1.99           485,777              3.62         $1.37              485,777         $1.37
     $3.90                   100,000              4.39         $3.90              100,000         $3.90

OPTIONS

The Company has three active stock option incentive plans: the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan, the BioForce Nanosciences, Inc. 2003 Stock Option Plan and the BioForce Nanosciences, Inc. 2000 Amended and Restated Stock Option Plan.

Under the terms of the 2000 Amended and Restated Stock Option Plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,009,545 shares of the Company's common stock. As of December 31, 2006, there were 182,312 options outstanding under this plan at exercise prices of $0.34 to $0.84 per share, all of which were fully vested. Stock options vest at a rate determined by the committee administering the plan.

Under the terms of the 2003 Stock Option Plan, options may be granted to officers, directors, employees and consultants to purchase up to an aggregate of 1,187,700 shares of the Company's common stock. As of December 31, 2006, there were 1,161,185 options outstanding under this plan at exercise prices of $1.05 to $3.75 per share, including vested options for 506,453 shares. Stock options vest at a rate determined by the plan's administrator.

Under the terms of the 2006 Equity Incentive Plan, options may be granted to officers and employees to purchase up to an aggregate of 5,000,000 shares of the Company's common stock. As of December 31, 2006, there were 1,090,000 options outstanding under this plan at exercise prices of $2.10 to $4.60 per share, including vested options for 330,000 shares. Stock options vest at a rate determined by the plan's administrator.

The 2000 Amended and Restated Stock Option Plan and 2003 Stock Option Plan are plans that were originally put into place by the Company's Business Combinations Events for a discussion of the Company's acquisition of BioForce. The Merger Agreement clearly requires the Company to assume BioForce's obligation to issue shares subject to its outstanding options under these plans, but is silent with regard to assumption of the plans themselves. The Company believes that it is obligated to assume the plans under the Merger Agreement, and is administering the plans and reporting its financial condition in that manner.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost for 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, compensation cost for grants of stock options of $723,261 has been recognized in the accompanying consolidated statement of operations for 2006. The company has recognized no tax benefit associated with this amount and has not capitalized any such cost as an asset. The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continues to use this model. The Company records compensation expense for stock options ratably over the option's vesting period. Results for prior periods have not been restated.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model, using the following weighted average assumptions: risk-free interest rates ranging from 4.45% to 4.98%, dividend yield of 0.00%, effective expected volatilities of 20% to 63%, and expected lives of 5 years. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings for future years.

A summary of the status of the Company's stock option plans as of December 31, 2006 and 2005, and the changes during the years are presented below:

                                                                    Weighted
                                                    Number of        Average
                                                      Shares      Exercise Price
                                                      ------      --------------

Outstanding at January 1, 2005                        253,574       $     0.87
Options issued - 2005                               1,087,738       $     1.38
Options exercised - 2005                                   --               --
Options canceled - 2005                                    --               --
                                                   ----------       ----------
Outstanding at December 31, 2005                    1,341,312       $     1.29
Options issued - 2006                               1,210,000       $     2.64
Options exercised - 2006                                   --               --
Options canceled - 2006                              (117,815)      $     4.07
                                                   ----------       ----------
Outstanding at December 31, 2006                    2,433,497       $     1.82
                                                   ==========       ==========

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

                                         Options Outstanding                       Options Exercisable
                                         -------------------                       -------------------
                                                  Weighted
                                                   Average      Weighted                           Weighted
                                                  Remaining      Average                            Average
           Range of                Number        Contractual    Exercise             Number        Exercise
        Exercise Price         Outstanding      Life (Years)      Price           Exercisable        Price
        -------------          -----------      -----------       -----           -----------        -----
        $0.34 - $0.99              182,312           5.17         $0.80              182,312         $0.80
        $1.00 - $1.99            1,141,185           8.68         $1.22              501,453         $1.30
        $2.00 - $2.99              990,000           9.85         $2.22              330,000         $2.22
        $3.00 - $4.60              120,000           9.29         $4.46                5,000         $3.75

Had the Company, for years prior to 2006, determined compensation cost based on the fair value at the grant date for its common stock warrants and options under SFAS 123, the Company's net income would have been as indicated below:

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                               For the Years Ended
                                                   December 31,
                                      2006             2005             2005
                                  -----------      -----------      -----------
                                                    (restated)        (prior)

Net loss - as reported            $(3,974,083)     $(2,092,088)     $(1,736,271)

Net loss - pro forma              $(3,974,083)     $(2,267,637)     $(2,050,861)

NOTE F - COMMITMENTS

LEASES

The Company leases its office, laboratory and production space under an agreement which expires January 2008. Lease expense totaled $70,005 and $66,640 during 2006 and 2005, respectively. Future minimum lease payments are as follows for the years ending December 31:

                    2007                    $  87,000
                    2008                    $   7,250

SEVERANCE OBLIGATIONS

The Company has agreed to make severance payments to five employees if the Company terminates their employment. The total commitment under these agreements, excluding benefits, was approximately $500,000 at December 31, 2006.

NOTE G - PENSION PLAN

The Company sponsors a 401(k) defined contribution plan for employees meeting certain age and service requirements. Employer contributions to the plan are made on a discretionary basis. No employer contributions were made to the plan during 2006 or 2005.

NOTE H - COMMON AND PREFERRED STOCK

During the year ended December 31, 2006, the Company issued 4,000,000 shares of its common stock for cash at $1.50 per share for net proceeds of $5,097,982.

On February 24, 2006, the Company issued 2,392,198 shares of its common stock upon conversion to equity of $1,550,000 of its convertible notes plus interest thereon.

During the year ended December 31, 2005, the Company issued an aggregate 243,321 shares of common stock for cash at $2.25 per share for total proceeds of $547,473.

On January 20, 2005, the Company issued 65,000 shares of its common stock for cash at $1.25 per share for total proceeds of $81,250.

The Company's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock, having terms, conditions, rights, preferences and designations as the Board may determine.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE I - BUSINESS COMBINATIONS (restated)

On February 24, 2006, the Company, formerly known as Silver River Ventures, Inc., closed an Agreement and Plan of Merger, dated as of November 30, 2005 ("Merger Agreement"), with BioForce Nanosciences, Inc. ("BioForce"). In this transaction, BioForce was merged with and into our wholly owned subsidiary, Silver River Acquisitions, Inc. In anticipation of the merger, we changed our name to BioForce Nanosciences Holdings, Inc. on February 1, 2006. We also effected a forward stock split of our outstanding shares of common stock on a 2 shares for 1 share basis, effective January 31, 2006, which resulted in 3,999,950 shares being issued and outstanding.

Pursuant to the terms of the Merger Agreement, we issued 16 million shares of our authorized but previously unissued common stock to BioForce's stockholders in exchange for all of the issued and outstanding common stock of BioForce. We also issued options and warrants for the purchase of an aggregate of approximately 2,537,565 shares of our common stock to the holders of BioForce's options and warrants, in consideration for the cancellation of such options and warrants.

As a result of the merger, BioForce's $1,550,000 of convertible loans were converted to shares of BioForce's common stock, with the BioForce shares subsequently converted to shares of the Company's common stock at a ratio of
1.1877 shares for each BioForce share. The table below details the BioForce shares and warrants issued at the conversion date of February 24, 2006.

                Conversion    Interest       Note        Conversion      Accrued     Total      Shares     Warrants
 Loan Amount       Rate         Rate      Issue Date        Date         Interest    Amount     Issued     Granted
   $350,000       $0.60         0.03        1/15/04        2/24/06       $22,550    $372,550    620,917     248,367

   $200,000       $0.60         0.03        4/30/04        2/24/06       $11,066    $211,066    351,777     140,711

   $500,000       $1.20         0.12        7/29/05        2/24/06       $33,688    $533,688    444,740      88,948

   $500,000       $1.20         0.12       10/31/05        2/24/06       $18,337    $518,337    431,947      64,792
                                                                                              ---------------------
    Total                                                                                     1,849,380     542,817
                                                                                              =====================

Under the terms of the merger agreement, the shareholders of BioForce became the controlling shareholders of the combined entity; accordingly, the historical financial statements of BioForce are presented as the historical financial statements of the combined entity, i.e. reverse merger accounting.

NOTE J- RESTATEMENT

The Company discovered during 2006 that it had not properly applied EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," to the convertible loans that it received from one of its shareholders during 2004 and 2005. Accordingly, the consolidated statements as of and for the year ended December 31, 2005 have been restated to correct this error.

In addition, the Company discovered in early 2007 that its accrued vacation pay liability as of December 31, 2005 had not been recorded on its previously issued 2005 financial statements. Accordingly, the consolidated financial statements as of and for the year ended December 31, 2005 have been restated to correct this error.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

The effect of the adjustments and reclassifications on the financial statements as of and for the year ended December 31, 2005 is as follows:

Consolidated Balance Sheet at December 31, 2005:

Accrued expenses increased by $66,295
Convertible debentures - related party decreased by $1,550,000
Current portion of notes payable increased by $602,683
Total liabilities decreased by $881,022
Accumulated deficit decreased by $881,022
Total stockholders' equity increased by $881,022

Consolidated Statement of Operations for the year ended December 31, 2005:

Research and development expense increased by $34,022
Sales and marketing expense increased by $3,049
General and administrative expense increased by $29,224
Total operating expense increased by $66,295
Interest expense decreased by $491,186
Net loss decreased by $424,891
Basic and diluted loss per share decreased by $0.04

Consolidated Statement of Stockholders' Equity for the year ended December 31, 2005:

Net loss for the year decreased by $424,891
Accumulated deficit decreased by $881,022
Total stockholders' equity increased by $881,022

Consolidated Statement of Cash Flows for the year ended December 31, 2005:

Net loss decreased by $424,891
Interest expense due to beneficial debt conversion feature decreased by $491,186 Change in accrued expenses increased by $66,295

NOTE K - UNAUDITED: QUARTERLY RESULTS OF OPERATIONS

The Company is presenting the following unaudited quarterly financial information in an effort to enhance the ability of the financial statement user to interpret the development of its business and changes in its financial results during 2006 and 2005.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

2006

                                                           Quarter Ended
                                                           -------------

                                       3/31/06         6/30/06         9/30/06         12/31/06
                                       -------         -------         -------         --------
Revenues                             $   201,376     $    28,822     $    31,430     $   153,459
Cost of Goods Sold                        51,587          26,499          23,188          97,875
                                     -----------     -----------     -----------     -----------
Gross Profit                             149,789           2,323           8,242          55,584
Operating Expenses:
  Research and development               169,600         215,138         175,399         279,258
  Sales and marketing                     63,692         118,288         178,028         373,392
  General and administrative             255,540         558,578         529,004         685,896
  Reimbursement of grant expenses        (48,180)        (53,249)        (49,688)        (88,448)
                                     -----------     -----------     -----------     -----------
                                         440,652         838,755         832,743       1,250,098
                                     -----------     -----------     -----------     -----------
Loss From Operations                    (290,863)       (836,432)       (824,501)     (1,194,514)
Other Income (Expense):
  Interest and other income               13,508          52,214          51,575          39,286
  Interest expense                      (975,207)           (587)           (531)         (8,031)
                                     -----------     -----------     -----------     -----------
                                        (961,699)         51,627          51,044          31,255
                                     -----------     -----------     -----------     -----------
Loss Before Income Tax                (1,252,562)       (784,805)       (773,457)     (1,163,259)
Income Tax Expense                            --              --              --              --
                                     -----------     -----------     -----------     -----------
Net Loss                             $(1,252,562)    $  (784,805)    $  (773,457)    $(1,163,259)
                                     ===========     ===========     ===========     ===========

2005 (restated)

                                                            Quarter Ended
                                                            -------------

                                       3/31/05         6/30/05         9/30/05         12/31/05
                                       -------         -------         -------         --------
Revenues                             $    27,704     $    43,731     $    34,856     $    33,479
Cost of Goods Sold                        25,223          35,704          29,766          25,969
                                     -----------     -----------     -----------     -----------
Gross Profit                               2,481           8,027           5,090           7,510
Operating Expenses:
  Research and development               296,362         434,704         223,449         243,299
  Sales and marketing                     67,695          69,430          64,591          42,712
  General and administrative             241,978         218,038         162,690         175,277
  Reimbursement of grant expenses       (158,343)        (85,605)        (59,135)        (58,408)
                                     -----------     -----------     -----------     -----------
                                         447,692         636,567         391,595         402,880
                                     -----------     -----------     -----------     -----------
Loss From Operations                    (445,211)       (628,540)       (386,505)       (395,370)
Other Income (Expense):
  Interest and other income                1,143           1,561             447          14,305
  Interest expense                       (21,943)        (28,480)        (66,905)       (136,990)
                                     -----------     -----------     -----------     -----------
                                         (20,800)        (26,919)        (66,458)        122,685
                                     -----------     -----------     -----------     -----------
Loss Before Income Tax                  (466,011)       (655,459)       (452,963)       (518,055)
Income Tax Expense                            --              --              --              --
                                     -----------     -----------     -----------     -----------
Net Loss                             $  (466,011)    $  (655,459)    $  (452,963)    $  (518,055)
                                     ===========     ===========     ===========     ===========