Form 10QSB
period 2007-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2007-05-15
CIK 1310488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 000-51074

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        74-3078125
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (515) 233-8333
                           ---------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,099,950 shares of Common Stock, $0.001 par value, as of April 30, 2007

Transitional Small Business Disclosure Format: Yes |_| No |X|

                      BioForce Nanosciences Holdings, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements............................................   3

Item 2.     Management's Discussion and Analysis or Plan of Operation.......  14

Item 3.     Controls and Procedures.........................................  17

Item 3A(T). Controls and Procedures.........................................  18

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings...............................................  18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.....  18

Item 3.     Defaults Upon Senior Securities.................................  18

Item 4.     Submission of Matters to a Vote of Security Holders.............  18

Item 5.     Other Information...............................................  18

Item 6.     Exhibits........................................................  18

                      BioForce Nanosciences Holdings, Inc.
                              Report on Form 10-QSB
                      For the Quarter Ended March 31, 2007

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at March 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2007 and 2006, have been prepared by us in conformity with United States generally accepted accounting principles. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             03/31/07      12/31/06
                                                                                            ------------------------
                                                                                            (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                              $1,503,832    $2,602,686
     Accounts receivable - trade, net                                                          247,147        22,153
     Inventory                                                                               1,047,827     1,193,590
     Prepaid expenses and other assets                                                          55,789        55,351
                                                                                            ------------------------

           Total current assets                                                              2,854,595     3,873,780
                                                                                            ------------------------

PROPERTY AND EQUIPMENT
     Computer equipment                                                                         89,498        73,180
     Leasehold improvements                                                                    380,000       380,000
     Scientific and laboratory equipment                                                       779,460       687,280
     Office furniture and fixtures                                                              86,939        67,384
                                                                                            ------------------------
           Total                                                                             1,335,897     1,207,844
     Less accumulated depreciation                                                             718,857       669,762
                                                                                            ------------------------
           Net property and equipment                                                          617,040       538,082
                                                                                            ------------------------

INTANGIBLE ASSETS
     Patent costs, net of accumulated amortization of $55,916 and $48,759, respectively        577,950       580,426
     Trademark costs, net of accumulated amortization of $9,319 and $7,397, respectively        70,913        68,699
                                                                                            ------------------------
           Total intangible assets                                                             648,863       649,125
                                                                                            ------------------------

           TOTAL ASSETS                                                                     $4,120,498    $5,060,987
                                                                                            ========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          03/31/07         12/31/06
                                                                                        -----------------------------
                                                                                        (unaudited)
CURRENT LIABILITIES
     Accounts payable                                                                   $    162,178     $    506,099
     Accrued expenses                                                                        197,589          193,010
     Deferred revenue                                                                         25,082            9,224
     Current portion of notes payable                                                        144,739          131,896
                                                                                        -----------------------------
           Total current liabilities                                                         529,588          840,229

LONG-TERM DEBT, NET                                                                          254,870          278,860
                                                                                        -----------------------------

           Total liabilities                                                                 784,458        1,119,089
                                                                                        -----------------------------

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - 2007 and 2006: $0.01 par value, 10,000,000 shares authorized,
       no shares issued and outstanding                                                           --               --
     Common stock - 2007: $0.001 par value, 100,000,000 shares authorized,
       24,099,950 shares issued and outstanding; 2006: $0.001 par value, 100,000,000
       shares authorized, 23,999,950 shares issued and outstanding                            24,100           24,000
     Additional paid-in capital                                                           14,398,360       13,824,501
     Deferred stock offering costs                                                          (256,500)              --
     Accumulated deficit                                                                 (10,829,920)      (9,906,603)
                                                                                        -----------------------------
           Total stockholders' equity                                                      3,336,040        3,941,898
                                                                                        -----------------------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                                       $  4,120,498     $  5,060,987
                                                                                        =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   For the Three Months Ended
                                                                           March 31,
                                                                      2007             2006
                                                                 -----------------------------
REVENUES                                                         $    358,755     $    201,376

COST OF GOODS SOLD                                                    182,606           51,587
                                                                 -----------------------------

           Gross profit                                               176,149          149,789

OPERATING EXPENSES
     Research and development                                         278,800          169,600
     Sales and marketing                                              306,008           63,692
     General and administrative                                       658,708          255,540
     Reimbursement of grant expenses                                 (124,923)         (48,180)
                                                                 -----------------------------
           Total operating expenses                                 1,118,593          440,652
                                                                 -----------------------------

           Loss from operations before other income (expense)        (942,444)        (290,863)

OTHER INCOME (EXPENSE)
     Interest and other income                                         22,136           13,508
     Interest expense                                                  (3,009)        (975,207)
                                                                 -----------------------------
           Total other income (expense)                                19,127         (961,699)
                                                                 -----------------------------

           Loss before income tax                                    (923,317)      (1,252,562)

INCOME TAX EXPENSE                                                         --               --
                                                                 -----------------------------

           Net loss                                              $   (923,317)    $ (1,252,562)
                                                                 =============================

BASIC AND DILUTED LOSS PER SHARE                                       ($0.04)          ($0.05)
                                                                 =============================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      24,040,950       23,999,950
                                                                 =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Preferred Stock                  Common Stock               Additional
                                           ------------------------------------------------------------        Paid-In
                                               Shares          Amount          Shares         Amount           Capital
                                           ---------------------------------------------------------------------------------
Balance at January 1, 2006                           --    $         --      11,142,276    $    111,423     $  5,915,024
    Net loss for the year                            --              --              --              --               --
    Issuance of common stock
      for debt at $0.69 per share                    --              --       2,392,198          23,922        1,617,246
    Issuance of common stock
      for cash at $1.50 per share
      net of issuance costs of $902,018              --              --       4,000,000          40,000        5,057,982
    Stock-based compensation expense -
      options and warrants                           --              --              --              --        1,085,404
    Recapitalization                                 --              --       6,465,476        (151,345)         148,845
                                           ---------------------------------------------------------------------------------

Balance at December 31, 2006                         --              --      23,999,950          24,000       13,824,501
    Net loss for the three months ended
     March 31, 2007                                                  --              --              --               --
    Issuance of common stock for
     services                                        --              --         100,000             100          256,400
    Stock-based compensation expense -
      options and warrants                           --              --              --              --          317,459
                                           ---------------------------------------------------------------------------------

Balance at March 31, 2007 (unaudited)                --    $         --      24,099,950    $     24,100     $ 14,398,360
                                           =================================================================================

                                                              Deferred                           Total
                                             Treasury      Stock Offering     Accumulated    Stockholders'
                                               Stock            Costs          (Deficit)         Equity
                                           ---------------------------------------------------------------
Balance at January 1, 2006                 $     (2,500)    $         --     $ (5,932,520)    $     91,427
    Net loss for the year                            --               --       (3,974,083)      (3,974,083)
    Issuance of common stock
      for debt at $0.69 per share                    --               --               --        1,641,168
    Issuance of common stock
      for cash at $1.50 per share
      net of issuance costs of $902,018              --               --               --        5,097,982
    Stock-based compensation expense -
      options and warrants                           --               --               --        1,085,404
    Recapitalization                              2,500               --               --               --
                                           ---------------------------------------------------------------

Balance at December 31, 2006                         --               --       (9,906,603)       3,941,898
    Net loss for the three months ended
     March 31, 2007                                  --               --         (923,317)        (923,317)
    Issuance of common stock for
     services                                        --         (256,500)              --               --
    Stock-based compensation expense -
      options and warrants                           --               --               --          317,459
                                           ---------------------------------------------------------------

Balance at March 31, 2007 (unaudited)      $         --     $   (256,500)    $(10,829,920)    $  3,336,040
                                           ===============================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                           2007            2006
                                                                       ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $  (923,317)    $(1,252,562)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                       58,174          45,835
        Stock-based compensation expense                                   317,459         226,121
        Interest expense due to beneficial debt conversion feature              --         947,317
        Change in:
           (Increase) Decrease in accounts receivable                     (224,994)         (7,353)
           (Increase) Decrease in inventory                                145,763         (54,296)
           (Increase) Decrease in prepaid expenses and other assets           (438)          2,438
           Increase (Decrease) in accounts payable                        (343,921)         60,515
           Increase (Decrease) in accrued expenses                           4,579           2,573
           Increase (Decrease) in deferred revenue                          15,858              --
                                                                       ---------------------------
              Net cash used by operating activities                       (950,837)        (29,412)
                                                                       ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                (128,053)         (9,284)
     Patent and trademark costs                                             (8,817)        (62,652)
                                                                       ---------------------------
              Net cash used by investing activities                       (136,870)        (71,936)
                                                                       ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments made on long-term debt                                       (11,147)         (4,031)
     Proceeds from issuance of common stock, net of issuance costs              --       5,097,982
                                                                       ---------------------------
              Net cash provided by financing activities                    (11,147)      5,093,951
                                                                       ---------------------------

              Net (decrease) increase in cash                           (1,098,854)      4,992,603

CASH AND CASH EQUIVALENTS - beginning of period                          2,602,686         362,997
                                                                       ---------------------------

CASH AND CASH EQUIVALENTS - end of period                              $ 1,503,832     $ 5,355,600
                                                                       ===========================

 SUPPLEMENTAL DISCLOSURES
      Cash paid for interest                                           $     3,009     $        --
                                                                       ===========================

      Cash paid for income taxes                                       $        --     $        --
                                                                       ===========================

      Non-cash financing activities:
         Common stock issued for debt                                  $        --     $ 1,641,168
                                                                       ===========================

         Common stock issued for financing services                    $   256,500     $        --
                                                                       ===========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BioForce Nanosciences Holdings, Inc.
                          Notes to Financial Statements

Note 1 - Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in our opinion, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Due to our research and development nature, we have sustained significant operating losses in recent years. As a result of these losses, we are dependent upon debt and equity financing, sales of our Nano eNabler(TM) system and other products, and continued grant receipts to fund our future operations.

Our plans to continue as a going concern are based upon continuing to concentrate our efforts on expansion of sales of our Nano eNabler(TM) system, increasing public awareness of our products through marketing and advertising, and raising additional capital through debt and/or equity financings.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Business Activity

We have developed the Nano eNabler(TM) benchtop molecular printer, which we started marketing commercially in 2005. Other products include consumable printing and surface patterning tools for use with the Nano eNabler(TM) system, and products for use with atomic force microscopes and scanning probe microscopes. To date, the primary markets for our products have been academic and other research institutions in North America, Europe and Asia. In April 2007, we discontinued our business activities related to the production and sale of certain products designed for use with atomic force microscopes and scanning probe microscopes.

Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, BioForce Nanosciences, Inc. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, we consider all investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date and are stated at the amount billed. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. We periodically review accounts receivable balances for uncollectible amounts.

Inventories

Inventories are valued primarily at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. We estimate and record provisions for obsolete inventories when necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (usually 5 to 7 years). Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, we consider current market analysis and appraisal of the property and equipment, along with estimates of future cash flows. We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of undepreciated assets.

Intangible Assets

Intangible assets consist of patent and trademark costs. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, we consider current market analysis and appraisal of the technology, along with estimates of future cash flows. We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

Beneficial Conversion Feature

We have adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." We have incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature was recorded as a beneficial conversion feature pursuant to EITF Issues No. 98-5 and 00-27.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research and Development Costs

In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," research and development costs are expensed as incurred.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Our revenues are generated from sale of products, performance of professional services and provision of warranty services. Revenues from the sale of products are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are typically billed to the customer upon shipment and are included in cost of sales. Revenues from the provision of professional services are recognized at such time as the services are provided. Warranty services revenues are recognized ratably over the term of the warranty period.

Stock Options

Prior to January 1, 2006, we accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We estimated the fair value of our option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and we continue to use this model. We record compensation expense for stock options ratably over the option's vesting period. Results for prior periods have not been restated.

Basic and Fully Diluted Loss Per Share of Common Stock

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Outstanding stock options and warrants have not been considered in the fully diluted loss per share calculations due to the anti-dilutive effect.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Fair Value of Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt, approximate their market values. We have no investments in derivative financial instruments.

Note 4 - Inventories

Inventories consisted of the following at March 31, 2007 and December 31, 2006:

                                                     March 31,      December 31,
                                                       2007              2006
                                                       ----              ----
                                                    (unaudited)

Component parts and raw materials                   $  496,602       $  528,284
Finished goods                                              --          114,081
Units placed at prospective customer sites             551,225          551,225
                                                    ----------       ----------
Total inventories                                   $1,047,827       $1,193,590
                                                    ==========       ==========

Note 5 - Long-Term Debt

We received $100,000 during 2003 under a Community Economic Betterment Account ("CEBA") venture project royalty agreement with the Iowa Department of Economic Development. The agreement requires us to pay an annual royalty equal to one percent of prior year total gross revenues, paid in equal semi-annual payments, until a total repayment of $200,000 has been reached. The estimated total repayment for 2007 is $5,000.

We received a $150,000 non-interest bearing loan during 2005 from the State of Iowa. The agreement requires us to meet certain milestones, with the note convertible into a non-repayable grant upon completion of those milestones. If we do not fulfill the requirements of the agreement, we may be required to repay the funds, including interest at an annual interest rate of 6%. As we have not met all of the milestones as of March 31, 2007, the amount is carried as a liability in the financial statements.

We received a $100,000 non-interest bearing loan from the State of Iowa during 2005. This loan is repayable in monthly installments of $1,667.

We received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%.

We had the following debt obligations at March 31, 2007 and December 31, 2006:

                                                            March 31,     December 31,
                                                              2007            2006
                                                              ----            ----
                                                          (unaudited)
Note payable, CEBA, due semi-annually, non-interest
 bearing and unsecured, payments based upon revenues       $  96,405       $  96,405

Note payable, State of Iowa, no payments due pending
 completion of milestones, non-interest bearing,
 unsecured and convertible to grant                          150,000         150,000

Note payable, State of Iowa, payable in monthly
 installments, non-interest bearing and unsecured             81,666          86,666

Notes payable, City of Ames, Iowa, payable in monthly
 installments including interest at 2.125% unsecured          71,538          77,685
                                                           ---------       ---------
Total debt obligations                                       399,609         410,756
Current portion                                             (144,739)       (131,896)
                                                           ---------       ---------
Long-term portion                                          $ 254,870       $ 278,860
                                                           =========       =========

Note 6 - Common Stock Warrants and Options

Warrants

At March 31, 2007, we had outstanding warrants that allow the holders to purchase up to 1,264,428 shares of our common stock at prices ranging from $0.84 to $3.90 per share.

Options

We have three active stock option incentive plans: the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan, the BioForce Nanosciences, Inc. 2003 Stock Option Plan, and the BioForce Nanosciences, Inc. 2000 Amended and Restated Stock Option Plan.

Under the terms of the 2000 Amended and Restated Stock Option Plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,009,545 shares of our common stock. As of March 31, 2007, there were 182,312 options outstanding under this plan at exercise prices of $0.34 to $0.84 per share.

Under the terms of the 2003 Stock Option Plan, options may be granted to officers, directors, employees and consultants to purchase up to an aggregate of 1,187,700 shares our common stock. As of March 31, 2007, there were 1,161,185 options outstanding under this plan at exercise prices of $1.05 to $3.75 per share.

Under the terms of the 2006 Equity Incentive Plan, options may be granted to officers and employees to purchase up to an aggregate of 5,000,000 shares of our common stock. As of March 31, 2007, there were 1,480,000 options outstanding under this plan at exercise prices of $1.85 to $4.60 per share.

Note 7 - Pro Forma Financial Information

To supplement our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP), we provide investors with certain non-GAAP financial measures. These non-GAAP measures exclude the effect of non-cash stock compensation expense for stock options and stock warrants, and interest expense associated with beneficial conversion features of convertible debt. The non-GAAP results are an indicator of our performance before items that are considered by us to be outside of our core operating results.

Three Months Ended March 31, 2007

                                                                                    Impact of
                                                                                    SFAS 123R
                                                                                 and beneficial
                                                                                   conversion
                                                                 As reported         feature          Pro forma
                                                                 -----------     --------------      -----------
Revenues                                                         $   358,755       $        --       $   358,755

Cost of Goods Sold                                                   182,606           (10,796)          171,810
                                                                 -----------       -----------       -----------
         Gross Profit                                                176,149            10,796           186,945

Operating Expenses
     Research and development                                        278,800           (35,380)          243,420
     Sales and marketing                                             306,008           (57,385)          248,623
     General and administrative                                      658,708          (213,898)          444,810
     Reimbursement of grant expenses                                (124,923)               --          (124,923)
                                                                 -----------       -----------       -----------
         Total operating expenses                                  1,118,593          (306,663)          811,930
                                                                 -----------       -----------       -----------
         Loss from operations before other income (expense)         (942,444)          317,459          (624,985)

Other income (expense)
     Interest and other income                                        22,136                --            22,136
     Interest expense                                                 (3,009)               --            (3,009)
                                                                 -----------       -----------       -----------
         Total other income (expense)                                 19,127                --            19,127
                                                                 -----------       -----------       -----------
         Loss before income tax                                     (923,317)          317,459          (605,858)

Income tax expense                                                        --                --                --
                                                                 -----------       -----------       -----------
         Net loss                                                ($  923,317)      $   317,459       ($  605,858)
                                                                 ===========       ===========       ===========

Three Months Ended March 31, 2006

                                                                                    Impact of
                                                                                    SFAS 123R
                                                                                 and beneficial
                                                                                   conversion
                                                                 As reported         feature          Pro forma
                                                                 -----------     --------------      -----------
Revenues                                                         $   201,376       $        --       $   201,376

Cost of Goods Sold                                                    51,587                --            51,587
                                                                 -----------       -----------       -----------
         Gross Profit                                                149,789                --           149,789

Operating Expenses
     Research and development                                        169,600           (12,080)          157,520
     Sales and marketing                                              63,692               (84)           63,608
     General and administrative                                      255,540           (31,783)          223,757
     Reimbursement of grant expenses                                 (48,180)               --           (48,180)
                                                                 -----------       -----------       -----------
         Total operating expenses                                    440,652           (43,947)          396,705
                                                                 -----------       -----------       -----------
         Loss from operations before other income (expense)         (290,863)           43,947          (246,916)

Other income (expense)
     Interest and other income                                        13,508                --            13,508
     Interest expense                                               (975,207)          947,317           (27,890)
                                                                 -----------       -----------       -----------
         Total other income (expense)                               (961,699)          947,317           (14,382)
                                                                 -----------       -----------       -----------
         Loss before income tax                                   (1,252,562)          991,264          (261,298)

Income tax expense                                                        --                --                --
                                                                 -----------       -----------       -----------
         Net loss                                                ($1,252,562)      $   991,264       ($  261,298)
                                                                 ===========       ===========       ===========

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our Company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of those terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Management's discussion and analysis provides a review of our operating results for the three months ended March 31, 2007 and 2006, and our financial condition at March 31, 2007 and December 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition. This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

Results of Operations

Revenues

Our revenues of $358,755 for the three months ended March 31, 2007 represented an increase of $157,379 (78.2%) over revenues of $201,376 for the three month period ended March 31, 2006. The increase was primarily attributable to the sale of three Nano eNabler(TM) systems during the three month period ended March 31, 2007, as compared to one Nano eNabler(TM) system having been sold during the three month period ended March 31, 2006.

Total revenues for the three month periods ended March 31, 2007 and 2006 were made up of the following components:

                                                                           2007          2006
                                                                           ----          ----
      Nano eNabler(TM) system sales                                      $295,258      $147,000
      Nano eNabler(TM) system installation and training                     2,408            --
      Nano eNabler(TM) system warranties                                    3,364            --
      SPT(TM) surface patterning tools and Sindex(TM) silicon chips        13,188        22,700
      AFM products                                                         43,737        31,376
      Other                                                                   800           300
                                                                         --------      --------
      Total revenues                                                     $358,755      $201,376
                                                                         ========      ========

International sales represent a significant portion of our business, with two of our three Nano eNabler(TM) system sales and 72% of our AFM products revenues coming from international markets during the first three months of 2007. The percentage of our business attributable to international customers has not changed significantly during the past three years.

We anticipate that the percentage of our revenues generated by Nano eNabler(TM) system sales will increase in future periods as a result of continued penetration of the available market for this product.

In April 2007, we discontinued our business activities related to the production and sale of certain of our AFM products. These activities did not constitute a material portion of our business operations, accounting for 5.1% of our calendar year 2006 revenues, and we do not believe that this will have a material impact upon our future financial results.

Gross Margins

Overall gross margins were 49.1% during the first three months of 2007, as compared to 74.4% during the first three months of 2006. The gross margin decrease from 2006 to 2007 was a result of adding manufacturing capacity, and therefore manufacturing overhead, subsequent to March 31, 2006 as well as costs recorded as a result of implementation of SFAS 123R.

We believe that our gross margins will increase as our manufacturing volumes increase and opportunities for efficiencies of scale are realized.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method for our stock compensation plans. Our operating expenses for the three months ended March 31, 2007 reflect $317,459 of costs recorded as a result of the implementation of SFAS 123R, as compared to $43,947 for the first three months of 2006.

Research and development costs for the three month period ended March 31, 2007 were $278,800 as compared to $169,600 for the three month period ended March 31, 2006. The $109,200 (64.4%) increase from 2006 to 2007 was primarily a result of an increased level of research and development staffing and an increase in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the three month period ended March 31, 2007 were $306,008 as compared to $63,692 for the three month period ended March 31, 2006. The $242,316 (380.4%) increase from 2006 to 2007 was primarily a result of significantly increased levels of staffing, travel and other costs associated with our Nano eNabler(TM) system Pilot Placement Program, an increase in sales commission expense, increased efforts to make the public and investment community aware of our Company, and an increase in the sales and marketing costs recorded as a result of implementation of SFAS 123R.

General and administrative costs for the three month period ended March 31, 2007 were $658,708 as compared to $255,540 for the three month period ended March 31, 2006. The $403,168 (157.8%) increase from 2006 to 2007 was primarily a result of an increase in the audit, legal and other costs associated with us being a publicly traded company, costs associated with our hiring of a Chief Financial Officer effective January 15, 2007, increased levels of staffing, and general and administrative costs recorded as a result of implementation of SFAS 123R.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health. Amounts received during the three months ended March 31, 2007 were $124,923 as compared to $48,180 during the three month period ended March 31, 2006. The increase from 2006 to 2007 reflects our increased levels of spending on grant-related activities as well as additional grant funding that we were awarded subsequent to March 31, 2006. We were notified in April 2007 that we had been awarded a $200,000 grant to continue one of our ongoing research projects. We expect that the funding from this grant will be received during the period from May 2007 through July 2008.

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

Interest and Other Income

Interest and other income for the three months ended March 31, 2007 was $22,136 as compared to $13,508 for the three months ended March 31, 2006. The increase from 2006 to 2007 is a result of higher average cash balances available for investment during 2007.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $3,009, as compared to $975,207 for the three months ended March 31, 2006. Included in these interest expense figures is a non-cash amount related to the beneficial conversion feature of convertible debt of $947,317 in 2006. The debt associated with this beneficial conversion amount was incurred during 2004 and 2005, and was converted to equity in February 2006. The conversion to equity triggered recognition as expense of the value of the beneficial conversion feature that had not been expensed during 2004 and 2005, causing the significant increase in 2006 expense related to this item. Interest expense other than beneficial conversion feature charges was higher during 2006 than 2007 as a result of $1,550,000 of convertible debt financing, which was outstanding during January and February of 2006.

Net Loss

As a result of the above-mentioned items, our net loss for the three months ended March 31, 2007 was $923,317, as compared to a net loss of $1,252,562 for the three months ended March 31, 2006.

Liquidity and Capital Resources

We have been financed to date by raising capital through revenues from sale of our products, private equity offerings, loans from related parties, governmental grants and loans from government entities. We used $950,837 of cash in our operating activities during the three month period ended March 31, 2007, as compared to $29,412 in the first three months of 2006 for these purposes. We also used cash of $136,870 during the first three months of 2007 to purchase equipment and pay for the costs of patenting and trademarking our intellectual property, as compared to $71,936 for these purposes during the three months ended March 31, 2006.

During the first three months of 2006 we received $5,280,156 of net cash from the issuance of our common stock in a private placement. There have been no such proceeds during 2007. We were able to satisfy $1,641,168 of our debt obligations through the issuance of shares of our common stock during 2006.

While our revenues have been increasing, and we expect this trend to continue, we do not anticipate that our revenues will be sufficient to allow our continued operation without external financing. We expect that our cash reserves, which were $1,503,832 at March 31, 2007, will be adequate to support our cash flow requirements through August 31, 2007. It is our intention to augment these cash reserves via the issuance of our equity securities in a private placement, or by incurring additional debt, in amounts such that we will be able to finance our continuing operations. If we are unable to identify additional sources of capital, we will be required to limit certain of our business activities, including sales and marketing expenditures as well as research and development activities.

Due to the research and development nature of our company, we have sustained significant operating losses and are dependent upon debt and equity financing, sales of our Nano eNabler(TM) system and other products, and continued grant receipts to fund our future operations. Our ability to continue as a going concern is dependent on our ability to raise capital for marketing our products and to increase revenues to cover operating expenses. If we are unable to secure adequate financing or increase revenues, there is substantial doubt about our ability to continue as a going concern.

In February 2007, we engaged the services of Stonegate Securities, Inc. to assist us with our efforts to obtain an investment in the Company. To date those efforts have not resulted in an investment being made. Our activities related to funding, both through Stonegate and via other avenues, are ongoing.

Our net working capital at March 31, 2007 was $2,325,007, as compared to net working capital of $3,033,551 at December 31, 2006. The decrease in working capital is attributable to our loss from operations during the first quarter of 2007.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, and with the participation of our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Certain weaknesses in the disclosure controls and procedures were identified prior to or during this quarter and reported during this quarter on an amended Current Report on Form 8-K. These material weaknesses are as follows.

As a result of comments raised by the Division of Corporate Finance of the SEC, we disclosed in the Form 8-K/A filed on March 14, 2007 (the "March 2007 Form 8-K/A") an accounting error we made in connection with the recording of beneficial conversion features of certain debt that was outstanding as of December 31, 2005. This led us to determine that, as of March 30, 2006, our disclosure controls and procedures were not effective. Based on the impact of this accounting error, we restated our audited financial statements and on November 9, 2006, filed an amended Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006. We filed the March 2007 Form 8-K/A to disclose this material weakness under Section 4, Item 4.02 - "Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review" in response to an additional comment received from the SEC.

We also disclosed in the March 2007 Form 8-K/A our determination that we made an accounting error as of December 31, 2005 in failing to record our liability for accrued vacation pay. This also led us to conclude that as of August 7, 2006, our disclosure controls and procedures were not effective. The impact of this accounting error was reflected in our audited financial statements for the years ended December 31, 2006 and 2005.

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

Due to these material weaknesses, we cannot conclude that for the quarter ended March 31, 2007, the design and operation of our disclosure controls and procedures were effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management's assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accountants to provide their attestation report. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remedied.

Item 3A(T). Controls and Procedures.

Not applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material developments to the legal proceeding in this quarter that were not previously reported in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which was filed on April 2, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit No.    Exhibit Name
-----------    ------------


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

                                            BioForce Nanosciences Holdings, Inc.


Date: May 15, 2007                          /s/ Eric Henderson
                                            ------------------------------------
                                            Eric Henderson
                                            Chief Executive Officer


Date: May 15, 2007                          /s/ Gregory D. Brown
                                            ------------------------------------
                                            Gregory D. Brown
                                            Chief Financial Officer