Form 10QSB
period 2007-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2007-08-14
CIK 1310488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,099,950 shares of Common Stock, $0.001 par value, as of July 31, 2007

Transitional Small Business Disclosure Format: Yes |_| No |X|

                      BioForce Nanosciences Holdings, Inc.

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis or Plan of Operation............17

Item 3.  Controls and Procedures..............................................21

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits.............................................................23

                      BioForce Nanosciences Holdings, Inc.
                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2007

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at June 30, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2007 and 2006, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 06/30/07        12/31/06
                                                                                               --------------------------
                                                                                               (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                                 $  761,974      $2,602,686
     Accounts receivable - trade, net                                                             272,122          22,153
     Inventory                                                                                    969,406       1,193,590
     Prepaid expenses and other assets                                                            115,536          55,351
                                                                                               --------------------------
           Total current assets                                                                 2,119,038       3,873,780
                                                                                               --------------------------
PROPERTY AND EQUIPMENT
     Computer equipment                                                                            96,677          73,180
     Leasehold improvements                                                                       380,000         380,000
     Scientific and laboratory equipment                                                          901,975         687,280
     Office furniture and fixtures                                                                 89,760          67,384
                                                                                               --------------------------
           Total                                                                                1,468,412       1,207,844
     Less accumulated depreciation                                                                772,957         669,762
                                                                                               --------------------------
           Net property and equipment                                                             695,455         538,082
                                                                                               --------------------------

INTANGIBLE ASSETS
     Patent costs, net of accumulated amortization of $63,072 and $48,759, respectively           630,191         580,426
     Trademark costs, net of accumulated amortization of $11,519 and $7,397, respectively          84,505          68,699
                                                                                               --------------------------
           Total intangible assets                                                                714,696         649,125
                                                                                               --------------------------
           TOTAL ASSETS                                                                        $3,529,189      $5,060,987
                                                                                               ==========================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     BIOFORCE NANOSCIENCES HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                 06/30/07        12/31/06
                                                                                               --------------------------
                                                                                               (unaudited)
CURRENT LIABILITIES
     Accounts payable                                                                          $  247,222      $  506,099
     Accrued expenses                                                                             257,335         193,010
     Deferred revenue                                                                              55,278           9,224
     Current portion of notes payable                                                             238,104         131,896
                                                                                               --------------------------
           Total current liabilities                                                              797,939         840,229

LONG-TERM DEBT, NET                                                                               211,410         278,860
                                                                                               --------------------------
           Total liabilities                                                                    1,009,349       1,119,089
                                                                                               --------------------------
COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - 2007 and 2006: $0.01 par value, 10,000,000 shares authorized,
       no shares issued and outstanding                                                                --              --
     Common stock - 2007: $0.001 par value, 100,000,000 shares authorized,
       24,099,950 shares issued and outstanding; 2006: $0.001 par value, 100,000,000
       shares authorized, 23,999,950 shares issued and outstanding                                 24,100          24,000
     Additional paid-in capital                                                                14,667,718      13,824,501
     Deferred stock offering costs                                                               (256,500)             --
     Accumulated deficit                                                                      (11,915,478)     (9,906,603)
                                                                                               --------------------------
           Total stockholders' equity                                                           2,519,840       3,941,898
                                                                                               --------------------------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                                              $3,529,189      $5,060,987
                                                                                               ==========================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the Three Months Ended     For the Six Months Ended
                                                                           June 30,                      June 30,
                                                                      2007         2006            2007           2006
                                                                  -------------------------    --------------------------
REVENUES                                                          $   184,811   $    28,822    $   543,566    $   230,198

COST OF GOODS SOLD                                                    155,755        26,499        338,361         78,086
                                                                  -------------------------    --------------------------

         Gross margin                                                  29,056         2,323        205,205        152,112

OPERATING EXPENSES
    Research and development                                          292,048       215,138        570,848        384,738
    Sales and marketing                                               323,397       118,288        629,405        181,980
    General and administrative                                        673,513       558,578      1,332,221        814,118
    Reimbursement of grant expenses                                  (165,297)      (53,249)      (290,220)      (101,429)
                                                                  -------------------------    --------------------------
         Total operating expenses                                   1,123,661       838,755      2,242,254      1,279,407
                                                                  -------------------------    --------------------------

         Loss from operations before other income (expense)        (1,094,605)     (836,432)    (2,037,049)    (1,127,295)

OTHER INCOME (EXPENSE)
    Interest and other income                                          12,838        52,214         34,974         65,722
    Interest expense                                                   (3,791)         (587)        (6,800)      (975,794)
                                                                  -------------------------    --------------------------
         Total other income (expense)                                   9,047        51,627         28,174       (910,072)
                                                                  -------------------------    --------------------------

         Loss before income tax                                    (1,085,558)     (784,805)    (2,008,875)    (2,037,367)

INCOME TAX EXPENSE                                                         --            --             --             --
                                                                  -------------------------    --------------------------

         Net loss                                                 $(1,085,558)  $  (784,805)   $(2,008,875)   $(2,037,367)
                                                                  =========================    ==========================

BASIC AND DILUTED LOSS PER SHARE                                       ($0.05)       ($0.03)        ($0.08)        ($0.08)
                                                                  =========================    ==========================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      24,099,950    23,999,950     24,075,088     23,999,950
                                                                  =========================    ==========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For the period January 1, 2006 through June 30, 2007 (unaudited)

                                                   Preferred Stock                       Common Stock                  Additional
                                            ------------------------------------------------------------------          Paid-In
                                                Shares           Amount             Shares           Amount             Capital
                                            -------------------------------------------------------------------------------------
Balance at January 1, 2006                             --     $         --        11,142,276      $    111,423       $  5,915,024
    Net loss for the year                              --               --                --                --                 --
    Issuance of common stock
      for debt at $0.69 per share                      --               --         2,392,198            23,922          1,617,246
    Issuance of common stock
      for cash at $1.50 per share
      net of issuance costs of $902,018                --               --         4,000,000            40,000          5,057,982
    Stock-based compensation expense -
      options and warrants                             --               --                --                --          1,085,404
    Recapitalization                                   --               --         6,465,476          (151,345)           148,845
                                            -------------------------------------------------------------------------------------

Balance at December 31, 2006                           --               --        23,999,950            24,000         13,824,501
    Net loss for the six months ended
     June 30, 2007                                     --               --                --                --                 --
    Issuance of common stock for
     services at $2.57 per share                       --               --           100,000               100            256,400
    Stock-based compensation expense -
      options and warrants                             --               --                --                --            586,817
                                            -------------------------------------------------------------------------------------

Balance at June 30, 2007 (unaudited)                   --     $         --        24,099,950      $     24,100       $ 14,667,718
                                            =====================================================================================

                                                                Deferred                             Total
                                               Treasury      Stock Offering      Accumulated     Stockholders'
                                                 Stock           Costs            (Deficit)         Equity
                                             -----------------------------------------------------------------
Balance at January 1, 2006                   $     (2,500)    $         --      $ (5,932,520)     $     91,427
    Net loss for the year                              --               --        (3,974,083)       (3,974,083)
    Issuance of common stock
      for debt at $0.69 per share                      --               --                --         1,641,168
    Issuance of common stock
      for cash at $1.50 per share
      net of issuance costs of $902,018                --               --                --         5,097,982
    Stock-based compensation expense -
      options and warrants                             --               --                --         1,085,404
    Recapitalization                                2,500               --                --                --
                                             -----------------------------------------------------------------

Balance at December 31, 2006                           --               --        (9,906,603)        3,941,898
    Net loss for the six months ended
     June 30, 2007                                     --               --        (2,008,875)       (2,008,875)
    Issuance of common stock for
     services at $2.57 per share                       --         (256,500)               --                --
    Stock-based compensation expense -
      options and warrants                             --               --                --           586,817
                                             -----------------------------------------------------------------

Balance at June 30, 2007 (unaudited)         $         --     $   (256,500)     $(11,915,478)     $  2,519,840
                                             =================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BIOFORCE NANOSCIENCES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                          For the Six Months Ended
                                                                                                                  June 30,
                                                                                                          2007              2006
                                                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                                        $(2,008,875)      $(2,037,367)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation and amortization                                                                   121,630            94,343
          Stock-based compensation expense                                                                586,817           473,296
          Interest expense due to beneficial debt conversion feature                                           --           947,317
          Change in:
              (Increase) Decrease in accounts receivable                                                 (249,969)           (5,378)
              (Increase) Decrease in inventory                                                            224,184          (316,974)
              (Increase) Decrease in prepaid expenses and other assets                                    (60,185)          (57,164)
              Increase (Decrease) in accounts payable                                                    (258,877)           73,820
              Increase (Decrease) in accrued expenses                                                      64,325           (26,090)
              Increase (Decrease) in deferred revenue                                                      46,054                --
                                                                                                      -----------------------------
                  Net cash used by operating activities                                                (1,534,896)         (854,197)
                                                                                                      -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                                              (260,568)          (20,794)
      Patent and trademark costs                                                                          (84,006)         (104,155)
                                                                                                      -----------------------------
                  Net cash used by investing activities                                                  (344,574)         (124,949)
                                                                                                      -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments made on long-term debt                                                                     (29,443)          (15,097)
      Proceeds from issuance of long-term debt                                                             68,201                --
      Proceeds from issuance of common stock, net of issuance costs                                            --         5,097,982
                                                                                                      -----------------------------
                  Net cash provided by financing activities                                                38,758         5,082,885
                                                                                                      -----------------------------

                  Net (decrease) increase in cash                                                      (1,840,712)        4,103,739

CASH AND CASH EQUIVALENTS - beginning of period                                                         2,602,686           362,997
                                                                                                      -----------------------------

CASH AND CASH EQUIVALENTS - end of period                                                             $   761,974       $ 4,466,736
                                                                                                      =============================

 SUPPLEMENTAL DISCLOSURES
       Cash paid for interest                                                                         $     6,800       $        --
                                                                                                      =============================

       Cash paid for income taxes                                                                     $        --       $        --
                                                                                                      =============================

       Non-cash financing activities:
           Common stock issued for debt                                                               $        --       $ 1,641,168
                                                                                                      =============================

           Common stock issued for financing services                                                 $   256,500       $        --
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

                      BioForce Nanosciences Holdings, Inc.
                          Notes to Financial Statements

Note 1 - Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in our opinion, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Due to our research and development nature, we have sustained significant operating losses in recent years. As a result of these losses, we are dependent upon debt and equity financing, sales of our Nano eNablerTM system and other products, and continued grant receipts to fund our future operations.

Our plans to continue as a going concern are to continue to concentrate our efforts on expansion of sales of our Nano eNablerTM system, increasing public awareness of our products through marketing and advertising, and raising additional capital through debt and/or equity financings.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Business Activity

We have developed and introduced into the market the Nano eNablerTM benchtop molecular printer, which we started marketing commercially in 2005. Other products which are being marketed include consumable printing and surface patterning tools for use with the Nano eNabler(TM) system, and products for use with atomic force microscopes and scanning probe microscopes. To date, the primary markets for these products have been academic and other research institutions in North America, Europe and Asia. In April 2007, we discontinued our business activities related to the production and sale of certain products designed for use with atomic force microscopes and scanning probe microscopes.

In addition, we are developing certain scientific applications that apply the principles of nanotechnology to the field of biotechnology. Included here are projects related to an ultramicroscale platform for detection and identification of viruses, and the use of ultramicroarrays for analysis of small numbers of cancer cells and the protein biomarkers that those cancer cells generate.

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

Note 4 - Inventories

Inventories consisted of the following at June 30, 2007 and December 31, 2006:

                                                       June 30,     December 31,
                                                         2007          2006
                                                         ----          ----
                                                     (unaudited)

Component parts and raw materials                    $  345,841      $  528,284
Finished goods                                           72,340         114,081
Units placed at prospective customer sites              551,225         551,225
                                                     ----------      ----------
Total inventories                                    $  969,406      $1,193,590
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

We received a $150,000 non-interest bearing loan during 2005 from the State of Iowa. The agreement requires us to meet certain milestones, with the note convertible into a non-repayable grant upon completion of those milestones. If we do not fulfill the requirements of the agreement, we may be required to repay the funds, including interest at an annual interest rate of 6%. As we have not met all of the milestones as of June 30, 2007, the amount is carried as a liability in the financial statements. Accrued interest on this loan at June 30, 2007 was $12,000.

We received a $100,000 non-interest bearing loan from the State of Iowa during 2005. This loan is repayable in monthly installments of $1,667.

We received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%.

We received a $68,201 loan from a finance company during 2007. This loan is repayable in monthly installments of $5,758, which include interest at an annual rate of 7.67%. Accrued interest on this loan at June 30, 2007 was $404.

We had the following debt obligations at June 30, 2007 and December 31, 2006:

                                                         June 30,   December 31,
                                                           2007         2006
                                                           ----         ----
                                                       (unaudited)
Note payable, CEBA, due semi-annually, non-interest
 bearing and unsecured, payments based upon revenues     $ 94,329     $ 96,405

Note payable, State of Iowa, no payments due pending
 completion of milestones, non-interest bearing,
 unsecured and convertible to grant                       150,000      150,000

Note payable, State of Iowa, payable in monthly
 installments, non-interest bearing and unsecured          76,667       86,666

Notes payable, City of Ames, Iowa, payable in monthly
 installments including interest at 2.125% unsecured       65,365       77,685

Note payable, finance company, payable in monthly
 installments including interest at 7.67% unsecured        63,153           --
                                                         --------     --------
Total debt obligations                                   $449,514     $410,756
Current portion                                          (238,104)    (131,896)
                                                         --------     --------
Long-term portion                                        $211,410     $278,860
                                                         ========     ========

Note 6 - Common Stock Warrants and Options

Warrants

At June 30, 2007, we had outstanding warrants that allow the holders to purchase up to 1,344,428 shares of our common stock at prices ranging from $0.84 to $3.90 per share.

Options

During the second quarter of 2007 our Board of Directors approved the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan. Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 7,197,245 shares of our common stock. This plan, upon approval by our shareholders, would replace the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan, the BioForce Nanosciences, Inc. 2003 Stock Option Plan and the BioForce Nanosciences, Inc. 2000 Amended and Restated Stock Option Plan. Absent shareholder approval, the three prior plans would survive to support incentive stock options granted under them, and incentive stock options granted under the Amended and Restated 2006 Equity Incentive Plan would become non-statutory stock options.

Under the terms of the 2000 Amended and Restated Stock Option Plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,009,545 shares of our common stock. As of June 30, 2007, there were 182,312 options outstanding under this plan at exercise prices of $0.34 to $0.84 per share.

Under the terms of the 2003 Stock Option Plan, options may be granted to officers, directors, employees and consultants to purchase up to an aggregate of 1,187,700 shares of our common stock. As of June 30, 2007, there were 1,161,185 options outstanding under this plan at exercise prices of $1.05 to $3.75 per share.

Under the terms of the 2006 Equity Incentive Plan, options may be granted to officers and employees to purchase up to an aggregate of 5,000,000 shares of our common stock. As of June 30, 2007, there were 3,167,460 options outstanding under this plan at exercise prices of $0.91 to $4.60 per share.

Note 7 - Issuance of Common Stock

In February 2007 we issued 100,000 shares of our common stock, at a price of $2.57 per share, for services to be performed by a financial advisor.

Note 8 - Pro Forma Financial Information

To supplement our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP), we provide investors with certain non-GAAP financial measures. These non-GAAP measures exclude the effect of non-cash stock compensation expense for stock options and stock warrants, and interest expense associated with beneficial conversion features of convertible debt. The non-GAAP results are an indicator of our performance before items that are considered by management to be outside of our core operating results.

Three Months Ended June 30, 2007

                                                                                                       Impact of
                                                                                                       SFAS 123R
                                                                                                     and beneficial
                                                                                                       conversion
                                                                                    As reported         interest         Pro forma
                                                                                    -----------       -----------       -----------
Revenues                                                                            $   184,811       $        --       $   184,811

Cost of Goods Sold                                                                      155,755           (14,834)          140,921
                                                                                    -----------       -----------       -----------
Gross Margin                                                                             29,056            14,834            43,890

Operating Expenses

     Research and development                                                           292,048           (30,072)          261,976
     Sales and marketing                                                                323,397           (72,769)          250,628
     General and administrative                                                         673,513          (151,683)          521,830
     Reimbursement of grant expenses                                                   (165,297)               --          (165,297)
                                                                                    -----------       -----------       -----------
         Total operating expenses                                                     1,123,661          (254,524)          869,137
                                                                                    -----------       -----------       -----------
         Loss from operations before other income (expense)                          (1,094,605)          269,358          (825,247)

Other income (expense)

     Interest and other income                                                           12,838                --            12,838
     Interest expense                                                                    (3,791)               --            (3,791)
                                                                                    -----------       -----------       -----------
         Total other income (expense)                                                     9,047                --             9,047
                                                                                    -----------       -----------       -----------
         Loss before income tax                                                      (1,085,558)          269,358          (816,200)

Income tax expense                                                                           --                --                --
                                                                                    -----------       -----------       -----------
         Net loss                                                                   ($1,085,558)      $   269,358       ($  816,200)
                                                                                    ===========       ===========       ===========

Six Months Ended June 30, 2007

                                                                                                       Impact of
                                                                                                       SFAS 123R
                                                                                                     and beneficial
                                                                                                       conversion
                                                                                    As reported         interest         Pro forma
                                                                                    -----------       -----------       -----------
Revenues                                                                            $   543,566       $        --       $   543,566

Cost of Goods Sold                                                                      338,361           (25,630)          312,731
                                                                                    -----------       -----------       -----------
Gross Margin                                                                            205,205            25,630           230,835

Operating Expenses

     Research and development                                                           570,848           (65,452)          505,396
     Sales and marketing                                                                629,405          (130,154)          499,251
     General and administrative                                                       1,332,221          (365,581)          966,640
     Reimbursement of grant expenses                                                   (290,220)               --          (290,220)
                                                                                    -----------       -----------       -----------
         Total operating expenses                                                     2,242,254          (561,187)        1,681,067
                                                                                    -----------       -----------       -----------
         Loss from operations before other income (expense)                          (2,037,049)          586,817        (1,450,232)

Other income (expense)

     Interest and other income                                                           34,974                --            34,974
     Interest expense                                                                    (6,800)               --            (6,800)
                                                                                    -----------       -----------       -----------
         Total other income (expense)                                                    28,174                --            28,174
                                                                                    -----------       -----------       -----------
         Loss before income tax                                                      (2,008,875)          586,817        (1,422,058)

Income tax expense                                                                           --                --                --
                                                                                    -----------       -----------       -----------
         Net loss                                                                   ($2,008,875)      $   586,817       ($1,422,058)
                                                                                    ===========       ===========       ===========

Three Months Ended June 30, 2006

                                                                                                       Impact of
                                                                                                       SFAS 123R
                                                                                                     and beneficial
                                                                                                       conversion
                                                                                    As reported         interest         Pro forma
                                                                                    -----------       -----------       -----------
Revenues                                                                            $    28,822       $        --       $    28,822

Cost of Goods Sold                                                                       26,499                --            26,499
                                                                                    -----------       -----------       -----------
Gross Margin                                                                              2,323                --             2,323

Operating Expenses

     Research and development                                                           215,138           (16,099)          199,039
     Sales and marketing                                                                118,288               (83)          118,205
     General and administrative                                                         558,578          (230,993)          327,585
     Reimbursement of grant expenses                                                    (53,249)               --           (53,249)
                                                                                    -----------       -----------       -----------
         Total operating expenses                                                       838,755          (247,175)          591,580
                                                                                    -----------       -----------       -----------
         Loss from operations before other income (expense)                            (836,432)          247,175          (589,257)

Other income (expense)

     Interest and other income                                                           52,214                --            52,214
     Interest expense                                                                      (587)               --              (587)
                                                                                    -----------       -----------       -----------
         Total other income (expense)                                                    51,627                --            51,627
                                                                                    -----------       -----------       -----------
         Loss before income tax                                                        (784,805)          247,175          (537,630)

Income tax expense                                                                           --                --                --
                                                                                    -----------       -----------       -----------
         Net loss                                                                   ($  784,805)      $   247,175       ($  537,630)
                                                                                    ===========       ===========       ===========

Six Months Ended June 30, 2006

                                                                                                       Impact of
                                                                                                       SFAS 123R
                                                                                                     and beneficial
                                                                                                       conversion
                                                                                    As reported         interest         Pro forma
                                                                                    -----------       -----------       -----------
Revenues                                                                            $   230,198       $        --       $   230,198

Cost of Goods Sold                                                                       78,086                --            78,086
                                                                                    -----------       -----------       -----------
Gross Margin                                                                            152,112                --           152,112

Operating Expenses

     Research and development                                                           384,738           (28,179)          356,559
     Sales and marketing                                                                181,980              (167)          181,813
     General and administrative                                                         814,118          (262,776)          551,342
     Reimbursement of grant expenses                                                   (101,429)               --          (101,429)
                                                                                    -----------       -----------       -----------
         Total operating expenses                                                     1,279,407          (291,122)          988,285
                                                                                    -----------       -----------       -----------
         Loss from operations before other income (expense)                          (1,127,295)          291,122          (836,173)

Other income (expense)

     Interest and other income                                                           65,722                --            65,722
     Interest expense                                                                  (975,794)          947,317           (28,477)
                                                                                    -----------       -----------       -----------
         Total other income (expense)                                                  (910,072)          947,317           (37,245)
                                                                                    -----------       -----------       -----------
         Loss before income tax                                                      (2,037,367)        1,238,439          (798,928)

Income tax expense                                                                           --                --                --
                                                                                    -----------       -----------       -----------
         Net loss                                                                   ($2,037,367)      $ 1,238,439       ($  798,928)
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

Management's discussion and analysis provides a review of our operating results for the three and six month periods ended June 30, 2007 and 2006, and our financial condition at June 30, 2007 and December 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition. This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

Results of Operations

Three months ended June 30, 2007 and 2006

Revenues

Our revenues of $184,811 for the three months ended June 30, 2007 represented an increase of $155,989 (541.2%) over revenues of $28,822 for the three month period ended June 30, 2006. The increase was primarily attributable to the sale of one Nano eNabler(TM) system during the three month period ended June 30, 2007, as compared to no Nano eNabler(TM) systems having been sold during the three month period ended June 30, 2006.

Total revenues for the three month periods ended June 30, 2007 and 2006 were made up of the following components:

                                                                                 2007          2006
                                                                                 ----          ----
            Nano eNabler(TM) system sales                                      $117,057      $     --
            Nano eNabler(TM) system installation and training                     9,674            --
            Nano eNabler(TM) system warranties                                    4,278            --
            SPT(TM) surface patterning tools and Sindex(TM) silicon chips         9,817           100
            Atomic Force Microscopy (AFM) products                               39,562        28,322
            Other                                                                 4,423           400
                                                                               --------      --------
            Total revenues                                                     $184,811      $ 28,822
                                                                               ========      ========

International sales represent a significant portion of our business, with three of our six Nano eNabler(TM) system sales to date and approximately 70% of our AFM products revenues coming from international markets. The percentage of our business attributable to international customers has not changed significantly during the past three years.

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

Gross Margins

Overall gross margins were 15.7% during the three months ended June 30, 2007, as compared to 8.1% during the same three month period in 2006. The gross margin increase from 2006 to 2007 was a result of the significantly higher revenues in 2007.

We believe that our gross margins will increase as our manufacturing volumes increase and opportunities for efficiencies of scale are realized.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method for our stock compensation plans. Our operating expenses for the three months ended June 30, 2007 reflect $254,524 of costs recorded as a result of the implementation of SFAS 123R, as compared to $247,175 for the same period in 2006.

Research and development costs for the three month period ended June 30, 2007 were $292,048 as compared to $215,138 for the three month period ended June 30, 2006. The $76,910 (35.7%) increase from 2006 to 2007 was primarily a result of an increased level of research and development staffing and an increase in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the three month period ended June 30, 2007 were $323,397 as compared to $118,288 for the three month period ended June 30, 2006. The $205,109 (173.4%) increase from 2006 to 2007 was primarily a result of significantly increased levels of staffing, travel and other costs associated with our Nano eNabler(TM) system Pilot Placement Program, an increase in sales commission expense, increased efforts to make the marketplace aware of our products, and an increase in the sales and marketing costs recorded as a result of implementation of SFAS 123R.

General and administrative costs for the three month period ended June 30, 2007 were $673,513 as compared to $558,578 for the three month period ended June 30, 2006. The $114,935 (20.6%) increase from 2006 to 2007 was primarily a result of salary costs associated with our addition of a Chief Financial Officer and a General Counsel, increased levels of other administrative staffing, increased efforts to make the investment community aware of our Company, and increased levels of spending on defense of our patents.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health. Amounts received during the three months ended June 30, 2007 were $165,297 as compared to $53,249 during the three month period ended June 30, 2006. The increase from 2006 to 2007 reflects our increased levels of spending on grant-related activities as well as additional grant funding that we were awarded subsequent to June 30, 2006. We were notified in April 2007 that we had been awarded a $200,000 grant to continue one of our ongoing research projects. We expect that the funding from this grant will be received during the period from May 2007 through July 2008.

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

Interest and Other Income

Interest and other income for the three months ended June 30, 2007 was $12,838 as compared to $52,214 for the three months ended June 30, 2006. The decrease from 2006 to 2007 is a result of lower average cash balances available for investment during 2007.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $3,791 as compared to $587 for the three months ended June 30, 2006. The increase from 2006 to 2007 is a result of one of our loans beginning to bear interest as well as additional borrowing.

Net Loss

As a result of the above-mentioned items, our net loss for the three months ended June 30, 2007 was $1,085,558 as compared to a net loss of $784,805 for the three months ended June 30, 2006.

Six months ended June 30, 2007 and 2006

Revenues

Our revenues of $543,566 for the six months ended June 30, 2007 represented an increase of $313,368 (136.1%) over revenues of $230,198 for the six month period ended June 30, 2006. The increase was primarily attributable to the sale of four Nano eNabler(TM) systems during the six month period ended June 30, 2007, as compared to one Nano eNabler(TM) system having been sold during the six month period ended June 30, 2006.

Total revenues for the six month periods ended June 30, 2007 and 2006 were made up of the following components:

                                                                                  2007         2006
                                                                                  ----         ----
            Nano eNabler(TM) system sales                                      $412,315      $147,000
            Nano eNabler(TM) system installation and training                    12,082            --
            Nano eNabler(TM) system warranties                                    7,642            --
            SPT(TM) surface patterning tools and Sindex(TM) silicon chips        23,005        22,800
            AFM products                                                         83,299        59,698
            Other                                                                 5,223           700
                                                                               --------      --------
            Total revenues                                                     $543,566      $230,198
                                                                               ========      ========

International sales represent a significant portion of our business, with three of our six Nano eNabler(TM) system sales to date and approximately 70% of our AFM products revenues coming from international markets. The percentage of our business attributable to international customers has not changed significantly during the past three years.

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

Gross Margins

Overall gross margins were 37.8% during the six months ended June 30, 2007, as compared to 66.1% during the same six month period in 2006. The gross margin decrease from 2006 to 2007 was a result of adding manufacturing capacity, and therefore manufacturing overhead, subsequent to June 30, 2006, as well as costs recorded as a result of implementation of SFAS 123R.

We believe that our gross margins will increase as our manufacturing volumes increase and opportunities for efficiencies of scale are realized.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method for our stock compensation plans. Our operating expenses for the six months ended June 30, 2007 reflect $561,187 of costs recorded as a result of the implementation of SFAS 123R, as compared to $291,122 for the same period in 2006.

Research and development costs for the six month period ended June 30, 2007 were $570,848 as compared to $384,738 for the six month period ended June 30, 2006. The $186,110 (48.4%) increase from 2006 to 2007 was primarily a result of an increased level of research and development staffing and an increase in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the six month period ended June 30, 2007 were $629,405 as compared to $181,980 for the six month period ended June 30, 2006. The $447,425 (245.9%) increase from 2006 to 2007 was primarily a result of significantly increased levels of staffing, travel and other costs associated with our Nano eNabler(TM) system Pilot Placement Program, an increase in sales commission expense, increased efforts to make the marketplace aware of our products, and an increase in the sales and marketing costs recorded as a result of implementation of SFAS 123R.

General and administrative costs for the six month period ended June 30, 2007 were $1,332,221 as compared to $814,118 for the six month period ended June 30, 2006. The $518,103 (63.6%) increase from 2006 to 2007 was primarily a result of salary and hiring costs associated with our addition of a Chief Financial Officer and a General Counsel, increased levels of other administrative staffing, increased efforts to make the investment community aware of our Company, increased levels of spending on defense of our patents, and an increase in the general and administrative costs recorded as a result of implementation of SFAS 123R.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health. Amounts received during the six months ended June 30, 2007 were $290,220 as compared to $101,429 during the six month period ended June 30, 2006. The increase from 2006 to 2007 reflects our increased levels of spending on grant-related activities as well as additional grant funding that was awarded to the company subsequent to June 30, 2006. We were notified in April 2007 that we had been awarded a $200,000 grant to continue one of our ongoing research projects. We expect that the funding from this grant will be received during the period from May 2007 through July 2008.

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

Interest and Other Income

Interest and other income for the six months ended June 30, 2007 was $34,974 as compared to $65,722 for the six months ended June 30, 2006. The decrease from 2006 to 2007 is a result of lower average cash balances available for investment during 2007.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $6,800 as compared to $975,794 for the six months ended June 30, 2006. Included in these interest expense figures is a non-cash amount related to the beneficial conversion feature of convertible debt of $947,317 in 2006. The debt associated with this beneficial conversion amount was incurred during 2004 and 2005, and was converted to equity in February 2006. The conversion to equity triggered recognition as expense of the value of the beneficial conversion feature that had not been expensed during 2004 and 2005, causing the significant increase in 2006 expense related to this item. Interest expense other than beneficial conversion feature charges was higher during 2006 than in 2007 as a result of $1,550,000 of convertible debt financing which was outstanding during January and February of 2006.

Net Loss

As a result of the above-mentioned items, our net loss for the six months ended June 30, 2007 was $2,008,875 as compared to a net loss of $2,037,367 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our cash reserves were $761,974 on June 30, 2007, as compared to $2,602,686 as of December 31, 2006. We used $1,534,896 of cash in our operating activities during the six month period ended June 30, 2007, as compared to $854,197 in the first six months of 2006 for these purposes. We also used cash of $344,574 during the six months ended June 30, 2007 to purchase equipment and pay for the costs of patenting and trademarking our intellectual property, as compared to $124,949 for these purposes during the six months ended June 30, 2006.

During the first six months of 2007 we received $68,201 in proceeds of debt financings, and utilized $29,443 to make payments on outstanding long-term debt. There were no such proceeds during the first six months of 2006. During the first six months of 2006, we received $5,280,156 of net cash from the issuance of our common stock in a private placement. There have been no such proceeds during 2007. We were able to satisfy $1,641,168 of our debt obligations through the issuance of shares of our common stock during 2006.

We have been financed to date by raising capital through revenues from sale of our products, private equity offerings, loans from related parties, governmental grants and loans from government entities. While our revenues have been increasing, and we expect this trend to continue, we anticipate that we will continue to require external financing in order to fund our operations.

It is our intention to augment our cash reserves via the issuance of our equity securities in a private placement, or by incurring additional debt, in amounts such that we will be able to finance our continuing operations. Until we are able to obtain additional capital, we will continue to delay some planned investments in sales and marketing and research and development, as well as look to reduce current expenditure levels when this is possible without impacting our ability to deliver product and service our customers. If we are unable to identify additional sources of capital, we will be required to limit certain of our business activities, including sales and marketing expenditures as well as research and development activities.

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

We expect that our existing cash reserves plus anticipated collection of existing accounts receivable will be sufficient to sustain our operations through mid-October 2007. We anticipate generating sufficient revenue to allow us to finance our operations through the end of November 2007 without additional funding.

During 2007 we have engaged the services of several investment banking firms to assist us with our efforts to place an investment in the company. To date those efforts have not resulted in an investment being made. Our activities related to funding, both through these investment bankers and via other avenues, are ongoing.

Our net working capital at June 30, 2007 was $1,321,099, as compared to net working capital of $3,033,551 at December 31, 2006. The decrease in working capital is attributable to our loss from operations during the first half of 2007.

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

As of the end of the period covered by this report, and with the participation of our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Certain weaknesses in the disclosure controls and procedures were identified and reported prior to this quarter on an amended Current Report on Form 8-K.

These material weaknesses were addressed as follows.

      o We hired a Chief Financial Officer, whose employment started January 15, 2007. He has reviewed our disclosure controls and procedures for compliance with the requirements of the Securities Exchange Act of 1934, as those requirements relate to and become effective for a small business. In so doing, he has developed and implemented disclosure controls and procedures appropriate for a company of our size.

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

We do believe that these steps were effective, and that our controls and procedures were effective for the three and six month periods ended June 30, 2007.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We reported on the status of a request filed with the U.S. Patent and Trademark Office ("USPTO") for the reexamination of U.S. Patent 6,573,369 in our prior SEC filings. The patent was issued to our wholly-owned subsidiary BioForce Nanosciences, Inc. on June 3, 2003. The patent describes an array of biomolecules where the domain sizes are less than one micron squared. On June 19, 2007, the USPTO entered an amendment to its prior office actions and rejected all of our subsidiary's remaining patent claims except one. On June 29, 2007, our subsidiary submitted an Appeal Brief to the USPTO appealing the determination. Because this patent is not critical to our current business, we anticipate that an unfavorable result in respect to the appeal would not have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2007, our Board of Directors approved a Research and Marketing Agreement with RedChip Companies, Inc. under which we granted RedChip, in partial payment for its services, a warrant to purchase up to 80,000 shares of our common stock at a strike price of $1.50 per share. The warrant vests at the rate of 6,666 shares per month (6,667 shares in the twelfth month). The warrant has certain piggyback registration rights and expires three years after its date of issuance. Our obligation to vest monthly increments of shares under the warrant ceases if the Research and Marketing Agreement is terminated.

Our grant of the warrant to RedChip was made in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"). RedChip represents itself as an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      On August 13, 2007, we entered into an employment agreement with our Executive Vice President, Chief Financial Officer and Treasurer Gregory D. Brown, a copy of which agreement is attached hereto as Exhibit 10.3 and incorporated by reference. This agreement serves to amend our December 27, 2006 employment offer letter with Mr. Brown, which letter we filed as an exhibit to a Form 8-K on January 16, 2007, upon Mr. Brown's commencement of employment.

Item 6. Exhibits.

Exhibit  Exhibit Name
  No.

 10.1       Amended and Restated 2006 Equity Incentive Plan

 10.2 Form of Stock Option Agreement for Amended and Restated 2006 Equity Incentive Plan

 10.3       Employment Agreement with Gregory D. Brown, dated as of August 13,
            2007

 10.4 Amendment Number 1 to Employment Agreement with Eric Henderson, dated June 13, 2007

 10.5 Amendment Number 1 to Employment Agreement with Kerry M. Frey, dated June 13, 2007

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

                                            BioForce Nanosciences Holdings, Inc.


Date: August 14, 2007
                                            ------------------------------------
                                            Eric Henderson
                                            Chief Executive Officer


Date: August 14, 2007
                                            ------------------------------------
                                            Gregory D. Brown
                                            Chief Financial Officer