Form 10QSB
period 2007-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2007-11-14
CIK 1310488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 000-51074

BIOFORCE NANOSCIENCES HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	74-3078125
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010
(Address of principal executive offices)

(515) 233-8333
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  24,099,950 shares of Common Stock, $0.001 par value, as of October 31, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

BioForce Nanosciences Holdings, Inc.

BioForce Nanosciences Holdings, Inc.
Report on Form 10-QSB
For the Quarter Ended September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at September 30, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2007 and 2006, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	09/30/07	12/31/06
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$551,902	$2,602,686
Accounts receivable - trade, net	6,375	22,153
Inventory	1,129,071	1,193,590
Prepaid expenses and other assets	102,396	55,351

Total current assets	1,789,744	3,873,780

PROPERTY AND EQUIPMENT
Computer equipment	107,613	73,180
Leasehold improvements	380,000	380,000
Scientific and laboratory equipment	888,130	687,280
Office furniture and fixtures	89,760	67,384
Total	1,465,503	1,207,844
Less accumulated depreciation	827,157	669,762
Net property and equipment	638,346	538,082

INTANGIBLE ASSETS
Patent costs, net of accumulated amortization of $70,229 and $48,759, respectively	672,282	580,426
Trademark costs, net of accumulated amortization of $13,799 and $7,397, respectively	92,066	68,699
Total intangible assets	764,348	649,125

TOTAL ASSETS	$3,192,438	$5,060,987

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

 LIABILITIES AND STOCKHOLDERS' EQUITY
	09/30/07	12/31/06
	(unaudited)
CURRENT LIABILITIES
Accounts payable	$318,209	$506,099
Accrued expenses	421,829	193,010
Deferred revenue	42,688	9,224
Current portion of notes payable	108,636	131,896
Total current liabilities	891,362	840,229

LONG-TERM DEBT, NET	159,162	278,860

Total liabilities	1,050,524	1,119,089

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - 2007 and 2006: $0.001 par value, 10,000,000 shares authorized to be issued in various classes
Series A Convertible Preferred Stock - $0.001 par value, 2007: 1,100,000 shares authorized, 1,000,000 shares issued and outstanding, liquidation value $503,333; 2006: no shares issued or outstanding	1,000	—
Common stock - 2007: $0.001 par value, 100,000,000 shares authorized, 24,099,950 shares issued and outstanding; 2006: $0.001 par value, 100,000,000 shares authorized, 23,999,950 shares issued and outstanding	24,100	24,000
Additional paid-in capital	15,665,310	13,824,501
Accumulated deficit	(13,548,496)	(9,906,603)
Total stockholders' equity	2,141,914	3,941,898

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,192,438	$5,060,987

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
REVENUES	$35,842	$31,430	$579,408	$261,628

COST OF GOODS SOLD	95,557	23,188	433,918	101,274

Gross margin	(59,715)	8,242	145,490	160,354

OPERATING EXPENSES
Research and development	326,354	175,399	897,202	560,137
Sales and marketing	289,610	178,028	919,015	360,008
General and administrative	628,654	529,004	1,960,875	1,343,122
Reimbursement of grant expenses	(125,195)	(49,688)	(415,415)	(151,117)
Total operating expenses	1,119,423	832,743	3,361,677	2,112,150

Loss from operations before other income (expense)	(1,179,138)	(824,501)	(3,216,187)	(1,951,796)

OTHER INCOME (EXPENSE)
Interest income	6,262	51,575	41,236	117,297
Debt forgiveness income	164,250	—	164,250	—
Abandoned stock offering costs	(256,500)	—	(256,500)	—
Interest expense	(3,719)	(531)	(10,519)	(976,325)
Total other income (expense)	(89,707)	51,044	(61,533)	(859,028)

Loss before income tax	(1,268,845)	(773,457)	(3,277,720)	(2,810,824)

INCOME TAX EXPENSE	—	—	—	—

Net loss	(1,268,845)	(773,457)	(3,277,720)	(2,810,824)

DIVIDENDS ON PREFERRED STOCK	134,444	—	134,444	—

Net loss on common stock	$(1,403,289)	$(773,457)	$(3,412,164)	$(2,810,824)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.03)	$(0.14)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,099,950	23,999,950	24,083,466	23,999,950

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the period January 1, 2006 through September 30, 2007 (unaudited)

	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balance at January 1, 2006	—	$—	11,142,276	$111,423	$5,915,024	$(2,500)	$(5,932,520)	$91,427
Net loss for the year	—	—	—	—	—	—	(3,974,083)	(3,974,083)
Issuance of common stock for debt	—	—	2,392,198	23,922	1,617,246	—	—	1,641,168
Issuance of common stock for cash, net of issuance costs of $902,018	—	—	4,000,000	40,000	5,057,982	—	—	5,097,982
Stock-based compensation expense -options and warrants	—	—	—	—	1,085,404	—	—	1,085,404
Recapitalization	—	—	6,465,476	(151,345)	148,845	2,500	—	—

Balance at December 31, 2006	—	—	23,999,950	24,000	13,824,501	—	(9,906,603)	3,941,898
Net loss for the nine months ended September 30, 2007	—	—	—	—	—	—	(3,277,720)	(3,277,720)
Dividends on preferred stock							(3,333)	(3,333)
Dividends related to sale of warrants					229,729		(229,729)	—
Preferred stock conversion discount					131,111		(131,111)	—
Issuance of common stock for services	—	—	100,000	100	256,400	—	—	256,500
Issuance of Series A Convertible Preferred Stock for cash, net of issuance costs of $126,616	1,000,000	1,000			54,058			55,058
Issuance of stock purchase warrants for cash, net of issuance costs of $221,854					96,472			96,472
Stock-based compensation expense - options and warrants	—	—	—	—	1,073,039	—	—	1,073,039

Balance at September 30, 2007 (unaudited)	1,000,000	$1,000	24,099,950	$24,100	$15,665,310	$—	$(13,548,496)	$2,141,914

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,277,720)	$(2,810,824)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	185,267	144,497
Abandoned stock offering costs	256,500	—
Debt forgiveness income	(164,250)	—
Stock-based compensation expense	863,729	682,538
Interest expense due to beneficial debt conversion feature	—	947,317
Change in:
(Increase) Decrease in accounts receivable	15,778	(214)
(Increase) Decrease in inventory	64,519	(559,536)
(Increase) Decrease in prepaid expenses and other assets	(47,045)	(38,832)
Increase (Decrease) in accounts payable	(187,890)	110,803
Increase (Decrease) in accrued expenses	228,819	(33,565)
Increase (Decrease) in deferred revenue	33,464	—
Net cash used by operating activities	(2,028,829)	(1,557,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(257,659)	(88,349)
Patent and trademark costs	(143,095)	(156,888)
Net cash used by investing activities	(400,754)	(245,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on long-term debt	(46,909)	(26,893)
Proceeds from issuance of long-term debt	68,201	—
Proceeds from issuance of common stock, net of issuance costs	—	5,097,982
Proceeds from issuance of preferred stock, net of issuance costs	131,111	—
Proceeds from issuance of warrants, net of issuance costs	229,729	—
Dividends paid on preferred stock	(3,333)	—
Net cash provided by financing activities	378,799	5,071,089

Net (decrease) increase in cash	(2,050,784)	3,268,036

CASH AND CASH EQUIVALENTS - beginning of period	2,602,686	362,997

CASH AND CASH EQUIVALENTS - end of period	$551,902	$3,631,033

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,116	$—

Cash paid for income taxes	$—	$—

Non-cash financing activities:
Common stock issued for debt	$—	$1,641,168

Common stock issued for financing services	$256,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc.
Notes to Financial Statements

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in our opinion, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 – Going Concern

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

Note 3 – Summary of Significant Accounting Policies

Business Activity

We have developed and introduced into the market the Nano eNablerTM benchtop molecular printer, which we started marketing commercially in 2005. Other products which are being marketed include consumable printing and surface patterning tools for use with the Nano eNabler™ system, and products for use with atomic force microscopes and scanning probe microscopes.  To date the primary markets for these products have been academic and other research institutions in North America, Europe and Asia.  In April 2007 we discontinued our business activities related to the production and sale of certain products designed for use with atomic force microscopes and scanning probe microscopes.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date and are stated at the amount billed.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. We periodically review accounts receivable balances for uncollectible amounts.

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

Beneficial Conversion Feature

We have adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” We have incurred debt with a conversion feature that provides for a rate of conversion that is below market value.  We have also issued shares of our Series A Convertible Preferred Stock that provided for a rate of conversion to Common Stock that was below the market value of our Common Stock on the date of issuance.  These conversion features were recorded as beneficial conversion features pursuant to EITF Issues No. 98-5 and 00-27.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research and Development Costs

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” research and development costs are expensed as incurred.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, we recognize revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Our revenues are generated from sale of products, performance of professional services and provision of warranty services.  Revenues from the sale of products are generally recognized upon shipment of product, which corresponds with the transfer of title.  The costs of shipping are typically billed to the customer and are included in cost of sales.  Revenues from the provision of professional services are recognized at such time as the services are provided.  Warranty services revenues are recognized ratably over the term of the warranty period.

Stock Options

Prior to January 1, 2006, we accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, total compensation cost includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We estimated the fair value of our option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and we continue to use this model.  We record compensation expense for stock options ratably over the option’s vesting period.  Results for prior periods have not been restated.

Basic and Fully Diluted Loss Per Share of Common Stock

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Outstanding stock options and warrants have not been considered in the fully diluted loss per share calculations due to the anti-dilutive effect.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Fair Value of Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt, approximate their market values. We have no investments in derivative financial instruments.

Note 4 - Inventories

Inventories consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(unaudited)
Component parts and raw materials	$443,543	$528,284
Finished goods	326,303	114,081
Units placed at prospective customer sites	359,225	551,225
Total inventories	$1,129,071	$1,193,590

Note 5 – Long-Term Debt

We received $100,000 during 2003 under a Community Economic Betterment Account (“CEBA”) venture project royalty agreement with the Iowa Department of Economic Development.  The agreement requires us to pay an annual royalty equal to one percent of prior year total gross revenues, paid in equal semi-annual payments, until a total repayment of $200,000 has been reached.  The estimated total repayment for 2007 is $5,000.

We received a $150,000 non-interest bearing loan during 2005 from the State of Iowa.  The agreement required us to meet certain milestones, with the note convertible into a non-repayable grant upon completion of those milestones.   The State of Iowa formally forgave this loan as of August 2007.

We received a $100,000 non-interest bearing loan from the State of Iowa during 2005.  This loan is repayable in monthly installments of $1,667.  Prior to November 2007 this loan was secured by a blanket security interest on all of our general business assets.  In November 2007 the loan agreement was modified such that the security interest includes only three specific pieces of our scientific and laboratory equipment.

We received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%.

We received a $68,201 loan from a finance company during 2007.  This loan is repayable in monthly installments of $5,484, which include interest at an annual rate of 7.67%.

We had the following debt obligations at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(unaudited)
Note payable, CEBA, due semi-annually, non-interest bearing and unsecured, payments based upon revenues	$94,329	$96,405

Note payable, State of Iowa, no payments due pending completion of milestones, non-interest bearing, unsecured and convertible to grant	—	150,000

Note payable, State of Iowa, payable in monthly installments, non-interest bearing and secured by certain pieces of equipment	71,667	86,666

Notes payable, City of Ames, Iowa, payable in monthly installments including interest at 2.125% unsecured	59,166	77,685

Note payable, finance company, payable in monthly installments including interest at 7.67% unsecured	42,636	—
Total debt obligations	$267,798	$410,756
Current portion	(108,636)	(131,896)
Long-term portion	$159,162	$278,860

Note 6 – Common Stock Warrants and Options

Warrants

At September 30, 2007, we had outstanding warrants that allow the holders to purchase up to 5,744,428 shares of our Common Stock at prices ranging from $0.50 to $3.90 per share, and 100,000 shares of our Series A Convertible Preferred Stock at a price of $0.50 per share.

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

Under the terms of the 2000 Amended and Restated Stock Option Plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,009,545 shares of our Common Stock.  As of September 30, 2007, there were 152,619 options outstanding under this plan at exercise prices of $0.34 to $0.84 per share.

Under the terms of the 2003 Stock Option Plan, options may be granted to officers, directors, employees and consultants to purchase up to an aggregate of 1,187,700 shares of our Common Stock. As of September 30, 2007, there were 1,137,431 options outstanding under this plan at exercise prices of $1.05 to $3.75 per share.

Under the terms of the 2006 Equity Incentive Plan, options may be granted to officers and employees to purchase up to an aggregate of 5,000,000 shares of our Common Stock.  As of September 30, 2007, there were 3,262,460 options outstanding under this plan at exercise prices of $0.46 to $4.60 per share.

Note 7 – Issuance of Common Stock

In February 2007 we issued 100,000 shares of our Common Stock, at a price of $2.57 per share, for services to be performed by a financial advisor.

Note 8 – Issuance of Series A Convertible Preferred Stock

In August 2007 we completed a private placement of securities from which we received gross proceeds of $500,000.  The securities issued in this placement included 1,000,000 shares of our Series A Convertible Preferred Stock and warrants to purchase a total of 4,000,000 shares of our Common Stock.  In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $1,401,740 using the Black Scholes option pricing model.  Further, we attributed a beneficial conversion feature of $131,111 to the Series A Convertible Preferred Stock based upon the difference between the conversion price of those shares and the closing price of the Company’s Common Stock on the date of issuance.  Both the fair value of the warrants and the beneficial conversion feature were recorded as dividends, in the total amount of $360,840.  These dividends were recorded as a reduction of retained earnings and an increase to additional paid in capital.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements.  These statements relate to our future financial performance and involve known and unknown risks and uncertainties.  These factors may cause our Company’s, or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of those terms or other comparable terminology.

These statements are only predictions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Management’s discussion and analysis provides a review of our operating results for the three and nine month periods ended September 30, 2007 and 2006, and our financial condition at September 30, 2007 and December 31, 2006.  The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition.  This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

Results of Operations

Three months ended September 30, 2007 and 2006

Revenues

Our revenues of $35,842 for the three months ended September 30, 2007 represented an increase of $4,412 (14.0%) over revenues of $31,430 for the three month period ended September 30, 2006.  The increase was primarily attributable to revenues from Nano eNabler™ system warranties.

Total revenues for the three month periods ended September 30, 2007 and 2006 were made up of the following components:

	2007	2006
Nano eNabler™ system sales	$—	$—
Nano eNabler™ system installation and training	—	—
Nano eNabler™ system warranties	7,795	—
SPT™ surface patterning tools and Sindex™ silicon chips	3,308	7,934
Atomic Force Microscopy (AFM) products	19,944	23,496
Other	4,795	—
Total revenues	$35,842	$31,430

International sales represent a significant portion of our business, with three of our six Nano eNabler™ system sales through September 30, 2007 and approximately 70% of our AFM products revenues coming from international markets.  The percentage of our business attributable to international customers has not changed significantly during the past three years.

In April 2007, we discontinued our business activities related to the production and sale of certain of our AFM products.  These activities did not constitute a material portion of our business operations, accounting for 5.1% of our calendar year 2006 revenues, and we do not believe that this will have a material impact upon our future financial results.

Gross Margins

Overall gross margins were a negative 166.7% during the three months ended September 30, 2007, as compared to 26.2% during the same three month period in 2006.  During 2007 we have increased our staffing and space for the production of Nano eNabler™ systems.  Because no Nano eNabler™ systems were sold during the third quarter of 2007, this increase in manufacturing overhead caused our reported gross margin for the period to become negative.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our stock compensation plans.  Our operating expenses for the three months ended September 30, 2007 reflect $262,890 of costs recorded as a result of the implementation of SFAS 123R, as compared to $209,241 for the same period in 2006.

Research and development costs for the three month period ended September 30, 2007 were $326,354 as compared to $175,399 for the three month period ended September 30, 2006.  The $150,955 (86.1%) increase from 2006 to 2007 was primarily a result of an increased level of research and development staffing, initial work done in 2007 on a redesign of the Nano eNabler™ system, and an increase in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the three month period ended September 30, 2007 were $289,610 as compared to $178,028 for the three month period ended September 30, 2006.  The $111,582 (62.7%) increase from 2006 to 2007 was primarily a result of significantly increased levels of staffing, travel and other costs associated with our Nano eNabler™ system Pilot Placement Program, increased efforts to make the marketplace aware of our products, and an increase in the sales and marketing costs recorded as a result of implementation of SFAS 123R.

General and administrative costs for the three month period ended September 30, 2007 were $628,654 as compared to $529,004 for the three month period ended September 30, 2006.  The $99,650 (18.8%) increase from 2006 to 2007 was primarily a result of salary costs associated with our addition of a Chief Financial Officer, severance costs associated with our elimination of the General Counsel position in September 2007, and increased efforts to make the public and investment community aware of our Company.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health.  Amounts received during the three months ended September 30, 2007 were $125,195 as compared to $49,688 during the three month period ended September 30, 2006.  The $75,507 (152.0%) increase from 2006 to 2007 reflects our increased levels of spending on grant-related activities as well as additional grant funding that we were awarded subsequent to September 30, 2006.  We were notified in April 2007 that we had been awarded a $200,000 grant to continue one of our ongoing research projects.  We expect that the funding from this grant will be received during the period from May 2007 through July 2008.

Interest Income

Interest income for the three months ended September 30, 2007 was $6,262 as compared to $51,575 for the three months ended September 30, 2006.  The decrease from 2006 to 2007 is a result of lower average cash balances available for investment during 2007.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $3,719 as compared to $531 for the three months ended September 30, 2006.  The increase from 2006 to 2007 is a result of one of our loans beginning to bear interest as well as additional borrowing.

Debt forgiveness income

Our loan of $150,000 from the State of Iowa, which was forgivable based upon the achievement of certain milestones, was formally forgiven by the State as of a date in the third quarter of 2007.  This resulted in debt forgiveness income of $164,250, representing the principal balance plus $14,250 of interest expense which had been accrued on the loan prior to its forgiveness.

Abandoned stock offering costs

During 2007 we issued 100,000 shares of our Common Stock, valued at $256,500, to an investment bank as a retainer for their services.  In August 2007 we completed a private placement of our Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock.  This placement was completed without the assistance of the investment bank to which the retainer shares were issued, and we do not anticipate that this investment bank will arrange a future financing for us.  Accordingly, during the third quarter of 2007 we wrote off the costs of issuing the retainer shares, which had been deferred at the time the shares were issued.

Net Loss

As a result of the above-mentioned items, our net loss for the three months ended September 30, 2007 was $1,268,845 as compared to a net loss of $773,457 for the three months ended September 30, 2006.

Nine months ended September 30, 2007 and 2006

Revenues

Our revenues of $579,408 for the nine months ended September 30, 2007 represented an increase of $317,780 (121.5%) over revenues of $261,628 for the nine month period ended September 30, 2006.  The increase was primarily attributable to the sale of four Nano eNabler™ systems during the nine month period ended September 30, 2007, as compared to one Nano eNabler™ system having been sold during the nine month period ended September 30, 2006.

Total revenues for the nine month periods ended September 30, 2007 and 2006 were made up of the following components:

	2007	2006
Nano eNabler™ system sales	$412,315	$147,000
Nano eNabler™ system installation and training	12,082	—
Nano eNabler™ system warranties	15,437	—
SPT™ surface patterning tools and Sindex™ silicon chips	26,313	30,734
AFM products	103,243	83,194
Other	10,018	700
Total revenues	$579,408	$261,628

International sales represent a significant portion of our business, with three of our six Nano eNabler™ system sales through September 30, 2007 and approximately 70% of our AFM products revenues coming from international markets.  The percentage of our business attributable to international customers has not changed significantly during the past three years.

In April 2007, we discontinued our business activities related to the production and sale of certain of our AFM products.  These activities did not constitute a material portion of our business operations, accounting for 5.1% of our calendar year 2006 revenues, and we do not believe that this will have a material impact upon our future financial results.

Gross Margins

Overall gross margins were 25.1% during the nine months ended September 30, 2007, as compared to 61.3% during the same nine month period in 2006.  The gross margin decrease from 2006 to 2007 was a result of adding manufacturing capacity, and therefore manufacturing overhead, subsequent to September 30, 2006, as well as costs recorded as a result of implementation of SFAS 123R.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our stock compensation plans.  Our operating expenses for the nine months ended September 30, 2007 reflect $863,729 of costs recorded as a result of the implementation of SFAS 123R, as compared to $500,363 for the same period in 2006.

Research and development costs for the nine month period ended September 30, 2007 were $897,202 as compared to $560,137 for the nine month period ended September 30, 2006.  The $337,064 (60.2%) increase from 2006 to 2007 was primarily a result of an increased level of research and development staffing, initial work done in 2007 on a redesign of the Nano eNabler™ system, and an increase in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the nine month period ended September 30, 2007 were $919,015 as compared to $360,008 for the nine month period ended September 30, 2006.  The $559,007 (155.3%) increase from 2006 to 2007 was primarily a result of significantly increased levels of staffing, travel and other costs associated with our Nano eNabler™ system Pilot Placement Program, an increase in sales commission expense, increased efforts to make the marketplace aware of our products, and an increase in the sales and marketing costs recorded as a result of implementation of SFAS 123R.

General and administrative costs for the nine month period ended September 30, 2007 were $1,960,875 as compared to $1,343,122 for the nine month period ended September 30, 2006.  The $617,753 (46.0%) increase from 2006 to 2007 was primarily a result of salary and hiring costs associated with our addition of a Chief Financial Officer, severance costs associated with our elimination of the General Counsel position in September 2007, increased efforts to make the public and investment community aware of our Company, and increased levels of spending on professional fees related to defense of our patents and general corporate matters.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health.  Amounts received during the nine months ended September 30, 2007 were $415,415 as compared to $151,117 during the nine month period ended September 30, 2006.  The $264,298 (174.9%) increase from 2006 to 2007 reflects our increased levels of spending on grant-related activities as well as additional grant funding that was awarded to the company subsequent to September 30, 2006.  We were notified in April 2007 that we had been awarded a $200,000 grant to continue one of our ongoing research projects.  We expect that the funding from this grant will be received during the period from May 2007 through July 2008.

Interest Income

Interest income for the nine months ended September 30, 2007 was $41,236 as compared to $117,297 for the nine months ended September 30, 2006.  The decrease from 2006 to 2007 is a result of lower average cash balances available for investment during 2007.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $10,519 as compared to $976,325 for the nine months ended September 30, 2006.  Included in these interest expense figures is a non-cash amount related to the beneficial conversion feature of convertible debt of $947,317 in 2006.  The debt associated with this beneficial conversion amount was incurred during 2004 and 2005, and was converted to equity in February 2006.  The conversion to equity triggered recognition as expense of the value of the beneficial conversion feature that had not been expensed during 2004 and 2005, causing the significant increase in 2006 expense related to this item.   Interest expense other than beneficial conversion feature charges was higher during 2006 than in 2007 as a result of $1,550,000 of convertible debt financing which was outstanding during January and February of 2006.

Debt forgiveness income

Our loan of $150,000 from the State of Iowa, which was forgivable based upon the achievement of certain milestones, was formally forgiven by the State as of a date in the third quarter of 2007.  This resulted in debt forgiveness income of $164,250, representing the principal balance plus $14,250 of interest expense which had been accrued on the loan prior to its forgiveness.

Abandoned stock offering costs

During 2007 we issued 100,000 shares of our Common Stock, valued at $256,500, to an investment bank as a retainer for their services.  In August 2007 we completed a private placement of our Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock.  This placement was completed without the assistance of the investment bank to which the retainer shares were issued, and we do not anticipate that this investment bank will arrange a future financing for us.  Accordingly, during the third quarter of 2007 we wrote off the costs of issuing the retainer shares, which had been deferred at the time the shares were issued.

Net Loss

As a result of the above-mentioned items, our net loss for the nine months ended September 30, 2007 was $3,277,720 as compared to a net loss of $2,810,824 for the nine months ended September 30, 2006.

Forward Looking Statements – Results of Operations

We anticipate that our revenue for the remainder of 2007 and for 2008 will depend upon our ability to sell Nano eNabler™ systems, through development of and continued penetration of the research market for this product.    It is our anticipation that revenues will increase in future periods, however that is dependent upon our success in marketing to the biomedical and life sciences research communities.

We believe that increases in our future gross margins will depend upon increases in our manufacturing volumes, and opportunities for efficiencies of scale being realized.

We expect our levels of operating expenses to increase as our business expands.  In particular, we foresee increases in our sales and marketing expenditures as we seek to increase access to the available market for Nano eNabler™ systems, and in our research and development expenditures as we develop next generation versions of the Nano eNabler™ system as well as pursue certain scientific applications that are made possible by the capabilities of the Nano eNabler™ system.

Liquidity and Capital Resources

Our cash reserves were $551,902 on September 30, 2007, as compared to $2,602,686 as of December 31, 2006.  We used $2,028,829 of cash in our operating activities during the nine month period ended September 30, 2007, as compared to $1,557,816 during the nine month period ended September 30, 2006.  We also used cash of $400,754 during the nine month period ended September 30, 2007 to purchase equipment and pay for the costs of patenting and trademarking our intellectual property, as compared to $245,237 for these purposes during the nine month period ended September 30, 2006.

During the first nine months of 2007 we received $68,201 in proceeds of debt financings, and utilized $46,909 to make payments on outstanding long-term debt.  During the same period in 2006 there were no such proceeds, and $26,893 was utilized to make payments on outstanding long-term debt.

In August 2007 we issued units, consisting of shares of our Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock, to an investor for gross proceeds of $500,000.  Net cash proceeds received from this transaction were $360,840.  Included within the warrants issued in this transaction were warrants to purchase 1,000,000 shares of our Common Stock at a price of $0.50 per share, which we can require the investor to exercise due to our successful registration with the Securities and Exchange Commission of the shares of Common Stock underlying the Series A Convertible Preferred Stock and warrants issued in the transaction.  The investor has indicated its intent to exercise these warrants during November 2007.  There were no cash proceeds from issuance of our Series A Convertible Preferred Stock or warrants during 2006.

During the first nine months of 2006, we received $5,280,156 of net cash from the issuance of our Common Stock in a private placement.  There have been no such proceeds during 2007.

We were able to pay for $465,810 of financing services during the first nine months of 2007 via the issuance of shares of our Common Stock, and to satisfy $1,641,168 of our debt obligations through the issuance of shares of our Common Stock during the same period in 2006.

We have been financed to date by raising capital through revenues from sale of our products, private equity offerings, loans from related parties, governmental grants and loans from government entities.  While our revenues have been increasing, and we expect this trend to continue, we anticipate that we will continue to require external financing in order to fund our operations.

It is our intention to continue to augment our cash reserves via the issuance of our equity securities in private placements, or by incurring additional debt, in amounts such that we will be able to finance our continuing operations.  If we are unable to identify additional sources of capital, we will be required to limit certain of our business activities, including sales and marketing expenditures as well as research and development activities.

Due to the research and development nature of our company, we have sustained significant operating losses and are dependent upon debt and equity financing, sales of our Nano eNabler™ system and other products, and continued grant receipts to fund our future operations.  Our ability to continue as a going concern is dependent on our ability to raise capital for marketing our products and to increase revenues to cover operating expenses.  If we are unable to secure adequate financing or increase revenues, there is substantial doubt about our ability to continue as a going concern.

We expect that our existing cash reserves, augmented by the investor exercise of the warrant to purchase shares of our Common Stock as described above as well as our receipt of revenues from the sale of two Nano eNablerTM systems subsequent to September 30, 2007, will be sufficient to sustain our operations through the end of 2007.  We anticipate generating sufficient additional revenue to allow us to finance our operations through the end of March 2008.

During 2007 we have engaged the services of several investment banking firms to assist us with our efforts to place an investment in the company.  We did complete a financing in August 2007, as described above, and our activities related to funding are ongoing.

Our net working capital at September 30, 2007 was $898,382, as compared to net working capital of $3,033,551 at December 31, 2006.  The decrease in working capital is attributable to our loss from operations during the first nine months of 2007.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We have developed guidelines for the purchasing authority of each employee in the company, as a means of ensuring that commitments are made only after appropriate review and consideration.  During the third quarter of 2007 there was one occasion where an employee gave verbal authorization to a vendor for an expenditure that exceeded that employee’s authorization level.  This was discovered prior to the vendor having completed the project, and the cost to the company of canceling the project was immaterial to our financial position.

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

•
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

•
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

Other than as set forth above, we do believe that these steps were effective, and that our controls and procedures were effective for the three and nine month periods ended September 30, 2007.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment.  We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accountants to provide their attestation report.  We have not completed this process or our assessment, and this process will require significant amounts of management time and resources.  In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remedied.

Item 3A(T).  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 30, 2005, BioForce Nanosciences, Inc. (“BioForce”) received notice that a request for reexamination of its U.S. Patent 6,573,369 (“Patent 369”), which was issued to BioForce on June 3, 2003, was filed by NanoInk, Inc. with the U.S. Patent and Trademark Office (“US PTO”).  This patent describes an array of biomolecules where the domain sizes are less than one micron squared.  The US PTO granted the request for reexamination and has rejected all but one of BioForce’s patent claims.  On June 29, 2007, BioForce submitted an Appeal Brief to the US PTO appealing the determination.  On October 8, 2007 BioForce received Notice of Allowance from the US PTO that three of its claims under this patent have been upheld.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2007, we completed a private placement of securities from which we received gross proceeds of approximately $500,000.  The proceeds from this transaction will be used for working capital and general corporate purposes.  We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The private placement was only made available to “accredited investors” as defined in Rule 501 of Regulation D.

The transaction consisted of a sale to an accredited investor (the “Investor”) of 500,000 investment units (the “Units”) at a price of $1.00 per Unit.  Each Unit consisted of the following securities:

•	two shares of Series A Convertible Preferred Stock, each such share convertible into one share of Common Stock;

•	one five-year Series A Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share;

•	one five-year Series B Warrant to purchase one share of Common Stock at an exercise price of $0.90 per share;

•	two five-year Series C Warrants, each to purchase one share of Common Stock at an exercise price of $0.50 per share;

•	one five-year Series D Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share;

•	one five-year Series E Warrant to purchase one share of Common Stock at an exercise price of $1.25 per share; and

•	two one-year Series J Warrants, each to purchase one share of Common Stock at an exercise price of $0.50 per share.

Each share of Series A Convertible Preferred Stock is convertible at any time at the holder’s option into one share of Common Stock, subject to adjustment upon the occurrence of certain events.  All shares of Series A Convertible Preferred Stock will automatically convert into Common Stock three years from the date of issuance.

Each of the warrants described above (which warrants, including the Series P Warrants described below, are referred to herein as the “Warrants”) is exercisable at the holder’s option upon payment to BioForce Nanosciences Holdings of the applicable exercise price, subject to adjustment upon the occurrence of certain events, prior to the Warrant’s termination date.  We can require exercise of the Series A Warrants and Series B Warrants if certain market price and trading volume requirements for the Common Stock are met.  We can provide the Investor with notice requiring it to exercise the Series C Warrants, at a total exercise price of $500,000, 15 days following the effective date of the registration statement which we were required to file as a part of this transaction (the “Registration Statement”).  Upon receipt of such notice the Investor has ten business days to complete the warrant exercise.  The Registration Statement was declared effective by the Securities and Exchange Commission on October 12, 2007.   The investor has indicated its intent to exercise the Series C Warrants during November 2007.  The Series D Warrants and the Series E Warrants are only exercisable for 50% of the number of shares of Common Stock that have been issued to the holder pursuant to the exercise of its Series J Warrants, with the Series J Warrants expiring August 31, 2008.  All Warrants other than the Series J Warrants issued to the Investor may be exercised by a cashless exercise if the Registration Statement is not in effect on August 31, 2008.

The holder may not convert any shares of Series A Convertible Preferred Stock or exercise any Warrants if doing so would cause the holder to have beneficial ownership (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder) of more than 9.9% of our issued and outstanding shares of Common Stock.  This beneficial ownership restriction will not be applicable if the holder provides us with notice of its desire to waive such restriction 61 days prior to the applicable conversion or exercise.

The offering of Units was conducted through TriPoint Global Equities, LLC, as placement agent (“TriPoint”).  In connection with the offering, we issued to TriPoint or its designees an aggregate amount of 50,000 Series A Warrants, 50,000 Series B Warrants, 100,000 Series C Warrants, 50,000 Series D Warrants, 50,000 Series E Warrants and 100,000 Series J Warrants, which are identical to the Warrants issued to the Investor, but for the fact that TriPoint’s Series J Warrants also contain the cashless exercise provision described above.  In addition, we issued to TriPoint or its designees an aggregate amount of 100,000 five-year Series P Warrants, each exercisable to purchase one share of Series A Convertible Preferred Stock at an exercise price of $0.50 per share.  The shares of Common Stock underlying the Warrants issued to TriPoint or its designees (and, in the case of the Series P Warrant, the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock underlying such Series P Warrant) have the same registration rights as the shares of Common Stock underlying the Warrants issued to the Investor.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Exhibit Name

10.1	Letter dated October 22, 2007 from Iowa Department of Economic Development confirming forgiveness of $150,000 loan

10.2	Commercial Premium Finance Agreement dated May 16, 2007 with First Insurance Funding Corp.

10.3	Amendment to PIAP Loan Agreement dated October 30, 2007 with Iowa Department of Economic Development

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForce Nanosciences Holdings, Inc.

Date: November 14, 2007	/s/ Eric Henderson
Eric Henderson
Chief Executive Officer

Date: November 14, 2007	/s/ Gregory D. Brown
Gregory D. Brown
Chief Financial Officer