Form 10KSB
period 2007-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2008-03-31
CIK 1310488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number:   000-51074

BIOFORCE NANOSCIENCES HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	74-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 Golden Aspen Drive, Suite 101, Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

Issuer's telephone no.:  (515) 233-8333

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒

State issuer's revenues for its most recent fiscal year.  $1,125,030

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $10,147,133 (Based on price of $0.68 per share on March 19, 2008)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001, outstanding as of March 19, 2008: 25,116,401

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about May 8, 2008 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

BioForce Nanosciences Holdings, Inc.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of those terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.	Description of Business.

We conduct business through BioForce Nanosciences, Inc. ("BioForce"), our wholly owned subsidiary. We create products and solutions for the biomedical and life sciences industries by integrating biological and mechanical systems at the ultramicro and nano scales.  Our flagship product, the Nano eNabler™ benchtop molecular printer, was introduced to the market in 2005 and serves as the platform for our product direction. Other products currently being marketed include consumable printing and surface patterning tools for use with the Nano eNabler™ system, a variation of the Nano eNabler™ system specifically configured for the needs of the cell biology market, surfaces which have been patterned by the Nano eNabler™ system with ultramicro to nano scale amounts of biological material, and the ProCleaner™ UV/ozone decontamination device.   During 2008 we plan to introduce reagent kits containing certain supplies which are commonly employed by Nano eNabler™ system users.   In addition, there are scientific applications under development utilizing ultramicroarrays for purposes of pathogen detection and cancer biomarker analysis.

History

We were incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc.   On February 24, 2006, we completed the acquisition of BioForce, a Delaware corporation with its principal offices in Ames, Iowa. The acquisition was made pursuant to an agreement entered into on November 30, 2005 ("Merger Agreement"), whereby we agreed to merge our newly created, wholly owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce, with BioForce being the surviving entity.

Prior to completion of the acquisition, we completed a two for one split of our issued and outstanding shares of Common Stock on January 31, 2006. We also changed our corporate name to BioForce Nanosciences Holdings, Inc. on February 1, 2006.

As a result of the forward stock split, our outstanding shares of Common Stock increased from 1,999,975 shares to 3,999,950 shares. Under the terms of the Merger Agreement, we issued an aggregate of 16,000,000 shares of our Common Stock, post-split, to the stockholders of BioForce, with each BioForce shareholder receiving 1.1877 shares of our Common Stock in exchange for each share of BioForce Common Stock. Applying this same exchange factor, we also agreed to issue to BioForce stock option and warrant holders new options and warrants to purchase shares of our Common Stock, on terms and conditions equivalent to the existing terms and conditions of the respective BioForce options and warrants. The maximum number of shares of our Common Stock available for the conversion of these new stock options and warrants was 2,537,565 shares.

Prior to the acquisition of BioForce, we conducted only limited business operations, seeking potential operating businesses or business opportunities with the intent to acquire or merge with such businesses. As a result of the acquisition of BioForce, we are now engaged in the creation of products and solutions for the life sciences industry by integrating biological and mechanical systems at the ultramicro and nano scales, and the development of scientific applications through use of the Nano eNabler™ system, such as the utilization of ultramicroarrays for purposes of pathogen detection and cancer biomarker analysis.

Private Placements

In connection with the acquisition of BioForce, we initiated a private placement of up to 4,000,000 shares of our Common Stock (post-split) priced at $1.50 per share, for a maximum of $6 million in gross proceeds. Closing of the Merger Agreement was contingent upon our realizing a minimum of $2.5 million from the private placement. Upon attaining the minimum amount, we proceeded to close the merger on February 24, 2006.

Following the consummation of the BioForce acquisition, we completed the private placement, with a total of 4,000,000 shares sold for gross proceeds of $6 million. We used the proceeds from the offering for research and product development, sales and marketing, capital expenditures, working capital, and developing, obtaining and globally protecting patents, trademarks and other intellectual property rights.

On August 31, 2007, we completed a private placement of securities from which we received gross proceeds of $500,000.  The proceeds from this transaction were used for working capital and general corporate purposes.  We relied upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The private placement was only made available to “accredited investors” as defined in Rule 501 of Regulation D.

The transaction consisted of a sale to an accredited investor (the “Investor”) of 500,000 investment units (the “Units”) at a price of $1.00 per Unit.  Each Unit consisted of the following securities:

•	two shares of Series A Convertible Preferred Stock, each such share convertible into oneshare of Common Stock;

•	one five-year Series A Warrant to purchase one share of Common Stock at an exerciseprice of $0.75 per share;

•	one five-year Series B Warrant to purchase one share of Common Stock at an exerciseprice of $0.90 per share;

•	two five-year Series C Warrants, each to purchase one share of Common Stock at an exercise price of $0.50 per share;

•	one five-year Series D Warrant to purchase one share of Common Stock at an exerciseprice of $1.00 per share;

•	one five-year Series E Warrant to purchase one share of Common Stock at an exerciseprice of $1.25 per share; and

•	two one-year Series J Warrants, each to purchase one share of Common Stock at an exercise price of $0.50 per share.

The Series C Warrants were exercised by the Investor on November 15, 2007.

Each share of Series A Convertible Preferred Stock is convertible at any time at the holder’s option into one share of Common Stock, subject to adjustment upon the occurrence of certain events.  All shares of Series A Convertible Preferred Stock will automatically convert into Common Stock three years from the date of issuance.

Our Products

The Nano eNabler™ System

The Nano eNabler™ system serves as the platform for our product direction.  It is an instrument which is referred to in the industry as a benchtop molecular printer. Its function is to deposit biological materials, such as proteins or DNA, onto solid surfaces, such as silicon or glass, in extremely small quantities.  Previously branded the NanoArrayer™ system, this product is capable of depositing these biological materials in ultramicroscopic (femtoliter (10-15) to attoliter (10-18)) volumes in spots in the approximate size range of one to twenty microns in diameter.  The Nano eNabler™ system is able to make these deposits with a spatial precision ranging in the micrometer (10-6) to nanometer (10-9) scale.

The complete Nano eNabler™ system includes a motion control system, an optical observation system, and a surface patterning system. The system is controlled by user-friendly software with a graphical interface designed to retain significant depth of functionality for advanced users, while providing a rapid learning cycle for occasional users. The entire system is modular, facilitating ease of maintenance and minimizing production time and expense.

Among the key advantages of the Nano eNabler™ system over other methods of depositing small amounts of material onto another surface are the following:

•	Flexibility – the Nano eNabler™ system is software driven, allowing the user to change pattern designs easily and rapidly;

•	Precision – the Nano eNabler™ system is able to deposit materials with a high degree of spatial precision;

•	Speed – the Nano eNabler™ system is able to perform at a significantly greater speed than certain other technologies;

•	Reduced Clogging – the Nano eNabler™ system deposits material onto the surface utilizing an open channel, eliminating the clogging issues associated with closed channel systems;

•	Multiplexing – the Nano eNabler™ system can create arrays containing more than one biological component, something which is not possible with certain other technologies;

•
Size of Deposits – the Nano eNabler™ system is designed for optimal performance when delivering spots of material that are one to twenty microns in diameter.  This is the size scale which has been found to be optimal given the size of certain biological components such as proteins, antibodies and DNA.  Other technologies are unable to deposit materials within this size range; and

•
Biological Compatibility – the Nano eNabler™ system has been specifically designed to effectively deposit biological materials, whereas other technologies were developed for other purposes.  Attempting to adapt other technologies for work with biological materials can lead to less than optimal results.

The Nano eNabler™ system is commonly used in the production of ultraminiaturized biological sensors, biologically active micro-environments, biomedical tests and other ultraminiaturized devices. It addresses a fundamental requirement for the growth of the bio-nanotechnology industry and overcomes some of the limitations of existing tools for surface encoding and modification at the ultramicro scale. Faced with the limitations of existing technologies, researchers, scientists and product development teams desiring to move to the ultramicro and, ultimately, the nano scale, and companies seeking to produce and market ultraminiaturized biological devices, will likely look to products like the Nano eNabler™ system to address their instrumentation needs.

Following successful field testing of the NanoArrayer™ prototype version III system at the University of California at Santa Cruz and Oak Ridge National Laboratory in 2003, and beta testing of the system at Johns Hopkins University in 2004, BioForce launched the fourth generation, first commercial version of the system in January 2005. In 2006, we initiated our Pilot Placement Program marketing strategy for the Nano eNabler™ system. We screened prestigious biomedical and life sciences academic and research facilities for participation in this program by evaluating multiple criteria including: the quality of their proposed research projects; their ability to secure funding should they choose to purchase the system; and their willingness to involve us in the potential applications of their research. Under the terms of the Pilot Placement Program, participating facilities have the right to utilize the Nano eNabler™ system in their facility for a specified period of time, usually twelve months.  At the conclusion of this period of time we have the right to withdraw the Nano eNabler™ system from the facility if it is not purchased by the user.  We selected sixteen domestic and four international facilities meeting these criteria to participate in the program. We completed shipment of Nano eNabler™ systems to these twenty facilities by the end of 2006.

We have begun the process of withdrawing Nano eNabler™ systems from those placement sites where the placement period has elapsed and the facility is not deemed to be making sufficient progress towards a purchase of the instrument. We believe that this may accelerate the purchasing process in certain situations where the instrument was in fact being used on a frequent basis prior to the withdrawal. To date, sales have been completed with fi ve of the Pilot Placement Program participants, units have been removed from eight of the Pilot Placement Program facilities, and seven Nano eNabler™ systems remain at Pilot Placement Program participant facilities.

We sold nine Nano eNabler™ systems in 2007, accounting for 81% of our revenue.  Six of these 2007 Nano eNabler™ system sales were to international customers. During 2006 we sold two Nano eNabler™ systems, accounting for 61% of our revenue, with one of these sales being to an international customer.

There are currently 24 Nano eNabler™ system installations worldwide, sixteen of which are at sites which have purchased the system, seven of which are remaining installations under the Pilot Placement Program, and one being the system installed at Johns Hopkins as a part of system beta testing in 2004.

We market the Nano eNabler™ system using a dedicated field sales staff in the United States and via distributors internationally, with in-house customer service and technical support. We currently have ten distributors in place in Europe, Asia and North America.  Our distributors are supported by us through training, customer presentations, and access to our field service technicians and field application scientists.  Installations are performed by our field service technicians, who also provide training and on-site technical support. Our field application scientists conduct site visits to solicit feedback about the performance of the system in the field, and to discuss potential application opportunities flowing from customer research projects.

We anticipate that the research results of the system's early adopters, including publications in scientific journals and presentations and scientific conferences, will help drive the demand for Nano eNabler™ system sales throughout the research community. In addition, we expect several of our remaining placements under the Pilot Placement Program to convert into sales.  Finally, as researchers who are using Nano eNabler™ systems develop novel ultraminiaturized biological devices, we believe that companies seeking to produce and market those devices on a commercial basis will want to acquire Nano eNabler™ systems for the purpose of producing those devices in a manufacturing setting.

Consumable Printing and Surface Patterning Tools

We have developed proprietary consumable products to support the Nano eNabler™ system. Marketed with the placement and sales of Nano eNabler™ systems and through our on-line store, these products include the following:

•
SPT™ surface patterning tools, which are the "print cartridges" of the Nano eNabler™ system. The biological materials to be deposited are placed into the surface patterning tool and then deposited in the locations and quantities specified by the user. These tools are available in a variety of formats, enabling users to create diverse types of arrays.

•
Sindex™ silicon chips, which are analogous to the "paper" upon which the Nano eNabler™ system printing takes place. These chips are index-etched printing surfaces that offer required surface chemistry and readily observable indexing features for easy location and relocation of arrays on chips.  Sindex™ chips are sold to both Nano eNabler™ system users and researchers who are using other deposition technologies.

Sales of consumable printing and surface patterning tools accounted for 3% of our revenue in both 2007 and 2006.  36% and 55% of this revenue was attributable to international sales in 2007 and 2006, respectively. Sales of these products are anticipated to increase as the Nano eNabler™ system market matures, as we develop and introduce to the market additional SPT™ variations, and as we devote more resources towards the marketing of Sindex™ chips to markets outside of our Nano eNabler™ system users.

Nano eNabler™ System Variations

Our experience in having marketed the Nano eNabler™ system to researchers in a variety of scientific fields, and having worked with our installed base of users during 2006 and 2007, has given us valuable data regarding how the instrument is being utilized in various environments.  During 2008 we have introduced the first variation on the existing Nano eNabler™ system design, the Nano eNabler CB, in an effort to more closely meet the needs of the cell biology research market,

Patterned Surfaces

Our customers in the area of cell biology often use the Nano eNabler™ system to deposit biological material for the purpose of creating what is known as a patterned surface.  Individual cells, such as stem cells or cancer cells, are then placed onto this patterned surface in order to study how the cell interacts with, and grows across, this microenvironment.  The purpose of this activity is to gain knowledge that will be useful in the development of new, novel therapeutic agents.   During 2008 we have initiated an offering of custom surface patterning services.

ProCleaner™ UV/Ozone Device

We market our ProCleaner™ UV/ozone device for decontaminating materials primarily through our on-line store.  Additionally, a ProCleaner™ device is included with every Nano eNabler™ system sale.  ProCleaner™ sales accounted for 10% of our revenue in 2007, as compared to 28% in 2006.  43% and 45% of this revenue was attributable to international sales in 2007 and 2006, respectively.

Atomic Force Microscopy and Scanning Probe Microscopy Accessories

Until April 2007, we marketed a line of specialized probes for atomic force microscopes (AFMs) and scanning probe microscopes (SPMs), primarily through our on-line store.   Sales of AFM and SPM accessories accounted for 1% of our revenue in 2007, as compared to 5% in 2006.   30% and 45% of this revenue was attributable to international sales in 2007 and 2006, respectively.

Reagent Kits

There are certain reagents which are commonly employed by Nano eNabler™ system users.  During 2008 we intend to initiate the offering of reagent kits to our Nano eNabler™ system customers.  We believe that they will have interest in purchasing these materials from a single source, in a packaged format, as opposed to purchasing them from various vendors.

Research and Development

Our future depends heavily upon our ability to develop commercially successful products from intellectual property. We continually explore the possibilities of leveraging our in-house capabilities with external technologies through strategic licensing arrangements, joint development projects, and mergers and acquisitions. We also focus on product and service opportunities that flow from our own research and development efforts and those of our customers and participants in our Pilot Placement Program. One of our current research and development strategies involves exploring how to incorporate the Nano eNabler™ system into diagnostic, drug discovery, and microfabrication solutions.

In 2007 and 2006, we spent $1,145,898 and $839,395, respectively, on research and development activities.

We have active research being conducted pursuant to two grants that have been awarded to us by the National Institutes of Health.  The total remaining funding available to us under those grants was $611,210 as of December 31, 2007, with those grants having remaining terms of sixteen to twenty months. One of these existing grant programs has the possibility of additional funding based upon the results of the research being conducted during the current phase of the grant.  We anticipate that grants will remain a significant source of funding for our research and development efforts.

The ViriChip™ Platform

An example of our diagnostics research and development efforts is the ViriChip™ platform, a patented ultramicro scale biosensor platform for detecting and identifying microbial pathogens, in particular viruses. This system could represent a breakthrough in medical virology and in other fields where virus detection is a fundamental necessity, including biodefense and environmental monitoring.

The ViriChip™ platform employs the Nano eNabler™ system to create miniature arrays of multiple biological substances, such as antibodies, to which differing pathogens will adhere. These arrays are then exposed to pathogens for relatively short periods of time, resulting in the pathogens binding to a particular location on the array.  The conceptual NanoReader™ device is then used to determine, via MSP™ molecular surface profiling, which pathogens are present.

The key advantages of the ViriChip™ platform over conventional methods of pathogen detection are anticipated to include:

▪	Multiplicity - the number of different pathogens that can be detected in one test;

▪	Speed of detection – the ViriChip™ platform provides results in as little as thirty minutes to two hours;

▪
Sensitivity - the ultraminiaturized nature of the system and the single virus detection capability of MSP™ detection create opportunities for sensitivities that match or exceed commonly used methods such as the Enzyme Linked ImmunoSorbant Assay (ELISA);

▪	Robustness – the ViriChip™ platform is able to work under environmental conditions under which the polymerase chain reaction (PCR), the most commonly used genomic detection method, is not viable;

▪	Nondestructive Detection - pathogens are left intact for subsequent cell culturing and further testing by PCR and ELISA; and

▪	Portability – because the Nano eNabler™ system allows for the construction of ViriChips™ of a very small size, the NanoReader™ device can be as small as a teacup, allowing it to be very portable.

The ViriChip™ platform can be both a tool for diagnosis of known viruses or discovery of new viruses. Its ultraminiaturized capabilities make it amenable to detecting pathogens in a large number of physical formats.

During 2008 we have commenced ViriChip™ platform testing against clinical samples.  A project testing the efficacy of the ViriChip™ platform against Hepatitis B samples is underway.  Our plans for continued research and development of the ViriChip™ platform include testing the system using a greater diversity of pathogens and development of the NanoReader™ device. We are actively seeking funding for this next stage of product research and development. It is our intent to attract appropriate partners with whom to develop the ViriChip™ platform into a commercial product. Activities with these partners would include conducting clinical trials in preparation for regulatory approval.

Chip-on-a-Tip™ Platform

Chip-on-a-Tip™ is a means of delivering a miniaturized diagnostic test to a cellular sample at the end of a device such as a probe or swab.  The Nano eNabler™ system is an ideal means of constructing the required miniaturized test.  Our in-house proof of principle testing of this concept continues.

Other Scientific Applications

In many contexts the advantages of transitioning from the micro scale to the ultramicro scale and, ultimately, the nano scale for biomedical and life sciences applications are profound. One gains increased throughput, portability, and integration with lab-on-a-chip type devices that use significantly reduced amounts of samples, making possible a detailed and meaningful biomedical analysis from just a few cells. This capability creates the opportunity for the development of minimally invasive diagnostic tests for cancer, diabetes, and other diseases.

Our applications research and development efforts include the use of ultramicroarrays to analyze small numbers of cancer cells, and the protein biomarkers that they generate. Using the Nano eNabler™ system, we have created a unique assay structure to handle extremely small sample volumes like those obtained by laser capture microdissection (LCM). We have reliably detected Prostate Specific Antigen (PSA) and another protein biomarker from as few as four cells.

Nano eNabler™ System Modifications

We work closely with the users of the Nano eNabler™ system to get feedback on the instrument’s performance in their environment.  This gives us useful information regarding the type of enhanced system functionality that they would like to see in future versions of the system’s hardware and software.  We release new versions of the Nano eNabler™ system control software to our customers approximately semi-annually.  Hardware engineering changes are made less frequently, and apply only to instruments yet to be built.

During 2008 we have introduced the first variation Nano eNabler™ system specifically configured for the needs of a particular market.  This instrument, marketed as the Nano eNabler CB, is targeted to address the unique requirements of the cell biology market.  While the existing Nano eNabler™ system is being successfully used by cell biologists, our experience indicates that a meaningful portion of this market does not require all of the system flexibility built into the current version.

A variation of the Nano eNabler™ system which we anticipate developing is one to meet the needs of companies that will seek to produce and market ultraminiaturized biosensor devices on a commercial basis.  Those users will place an emphasis on the ability of the instrument to perform a specific task at a very high rate of speed in a manufacturing or production environment.  This instrument, tentatively labeled as the Nano eNabler HT, will be introduced as demand for such a unit is driven by discoveries and inventions within the biosensor research community.

Intellectual Property

We view our intellectual property as a significant corporate asset. Our focus is on creating a strong intellectual property presence in ultramicro to nano scale products and solutions for the life sciences and biomedical industries. We expend significant resources in establishing and preserving strong patent and technology barriers around our ultramicro to nano scale technology in order to create a strong presence in the industry, while attempting to minimize potential conflict with existing patents.

We selectively determine the intellectual property for which we will seek patent or trademark protection. We continually evaluate the ongoing value of pursuing this protection during the application process, and once a patent or trademark is issued, the value in continuing to maintain and defend the patent or trademark.  We seek comprehensive intellectual property coverage in the United States and in the foreign markets we consider most relevant for future commercialization opportunities. Our intellectual property protection strategy also relies upon: trade secret, common law trademark and copyright protection; securing "freedom to operate" opinions; non-disclosure, non-competition and licensing agreements; and limited, selective information distribution.

We have developed a comprehensive intellectual property strategy around our product family.  Some of the components of this strategy include the following:

▪
We developed and market the Nano eNabler™ system, a unique and company-owned technology that allows deposition of biological material, such as proteins or DNA, onto a variety of surfaces. We have a patent on the compilation of components constituting the Nano eNabler™ system for the purpose of material deposition.

▪	Our SPT™ surface patterning tool, which is the device used by the Nano eNabler™ system to deposit biological material, is a patent-pending product owned by us.

▪	Sindex™ silicon chips are indexed-etched substrates onto which materials can be deposited using the Nano eNabler™ system or alternative deposition methods. This is a patented product owned by us.

▪
The ViriChip™ platform, which employs the Nano eNabler™ system to create surface patterned arrays of multiple biological substances, such as antibodies, to which differing pathogens will adhere, is patented technology developed and owned by us.

▪	We are developing a unique method of non-destructive "reading" of samples, based on MSP™ molecular surface profiling. The NanoReader™ device, which embodies this concept, will complete the ViriChip™ platform and create a new and powerful biosurface analysis strategy. We believe that this concept may include patentable, inventive elements.

Because the market for ultramicro to nano scale surface patterning technology is so new, and establishing a foothold in it is so critical, the competition to secure intellectual property ownership rights is significant. As explained in detail elsewhere in this report under the heading "Legal Proceedings," certain of our established patent rights in this area have in the past come under challenge.

In the U.S. we own eight patents and have five patent applications pending.  Multiple patent applications related to our patents and applications are pending in several countries. We also license two patents on an exclusive basis from Iowa State University, with the durations of these licenses in the U.S. being at least the lives of the patents.  None of our current products utilize the technology covered by these licensed patents.

We also hold multiple trademarks in the United States and several foreign jurisdictions.

Sales and Marketing

We have focused our initial sales and marketing strategies on penetrating the market for ultramicro to nano scale instrumentation in the biomedical and life sciences industries. We believe that the available market for our existing products includes instrumentation for biosensor manufacturing environments.  The larger multi-billion dollar markets in which we aim to participate in the future include: biochips; microarrays; molecular diagnostics; and molecular detection.

The sales strategy for our platform instrumentation product, Nano eNabler™ system, depends in large part upon assisting the market in discovering the need for this revolutionary tool in the nascent field of bio-nanotechnology. To this end, in 2006, we initiated our Pilot Placement Program, under which we selected prestigious domestic and international research facilities in which to place the instrument. The sites selected for placement were carefully screened for: their interest in using the instrument; the quality of the research projects that they proposed for the use of the instrument; the name recognition of the research facilities and their scientists; the likelihood that use of the instrument would end up recorded in publishable papers; the likelihood that the sites would buy the instrument; and their willingness to allow us to participate in the development of new applications generated from the use of the instrument.  By the end of 2006 we had shipped 20 Nano eNabler™ systems under the Pilot Placement Program.

Our sales strategy includes encouraging our customers and the placement sites to publish papers involving the use of the Nano eNabler™ system, thus creating demand for Nano eNabler™ systems throughout the research community.  We are also encouraging our remaining Pilot Placement Program sites to buy or initiate funding solutions for purchase of the instruments they are using. We have begun the process of withdrawing Nano eNabler™ systems from those placement sites where the placement period has elapsed and the facility is not deemed to be making sufficient progress towards a purchase of the instrument.  Eight such withdrawals have occurred to date.  It is believed that these withdrawals may accelerate the purchasing process in certain situations where the instrument was in fact being used on a frequent basis prior to its withdrawal.

We market the Nano eNabler™ system using a dedicated field sales staff in the United States and via distributors internationally, with in-house customer service and technical support. We currently have ten distributors in place in Europe, Asia and North America. Our distributors are supported by us through training, customer presentations, and access to our field service technicians and field application scientists.  We also engage in direct selling efforts through exhibits and presentations at trade shows and scientific meetings in the United States. Our field service technicians install the systems, and provide training and on-site technical support. Our field application scientists conduct site visits to solicit feedback about the performance of the system in the field, and to discuss potential application opportunities flowing from customer research projects.

It is our anticipation that as researchers who are using Nano eNabler™ systems develop novel ultraminiaturized biological devices, companies seeking to produce and market those devices on a commercial basis will need to acquire Nano eNabler™ systems for the purpose of producing those devices in a manufacturing setting.  We will accelerate our sales and marketing efforts towards these commercial entities as we see the development of discoveries amongst our customers who are utilizing the Nano eNabler™ system for biosensor research.

During 2008 we have initiated the offering of custom surface patterning services to the cell biology market, which includes academic and industrial researchers.  We market this offering via the same field sales staff and distributor network that currently markets the Nano eNabler™ system.

We believe that it would be advantageous to have an arrangement with one or more sales and marketing partners who would make our products available for sale by their sales representatives.  We have no such relationships in place at this time, but identifying and entering into an agreement with such a partner or partners is a key part of our sales and marketing strategy.

With regard to our scientific applications, our strategy is to enter into partnership agreements with larger organizations which have the financial and sales and marketing resources necessary to take products such as these through the Food and Drug Administration’s approval process and ultimately distribute those products into the appropriate markets.  At such time as a specific application under development, either exclusively by us or in conjunction with one of our Nano eNabler™ system users, has reached a point in its scientific development where we believe it has achieved the level of validation necessary to attract such a partner, we will actively seek those partnerships.

Competition and Other Factors

The Nano eNabler™ system and associated products are unique and proprietary.  However, there are other means of accomplishing similar but not identical results to those achieved by our products. These other means include micro-contact printing, nanopipettes, AFM-based nanolithography, PDMS stamping and ink-jet printing.

We believe the Nano eNabler™ system stands out from these other products due to its unique mix of features. The Nano eNabler™ system combines in one product features including: patterning flexibility; high precision; rapid printing; reduced clogging of the printing stylus; reliability; multiplexing; ability to create one to twenty micron feature sizes; and biological compatibility. We believe that researchers and companies looking for this unique mix of capabilities will turn to the Nano eNabler™ system as their solution of choice.

Many of the companies that supply these products that may be considered to be competitive with the Nano eNabler™ system have or may have substantially greater research and product development capabilities and financial, scientific, production, marketing and human resources than us. Some of these companies include: Affymetrix, Agilent, Hewlett Packard, Nanonics, NanoInk and Veeco.  While these companies are active in the research instrumentation market, in our estimation their products are not directly competing with the Nano eNabler™ system.

Our scientific applications that are either currently under development or may be developed in the future may compete with companies engaged in the biochip, microarray, molecular diagnostics and molecular detection markets.  Some of these companies include Affymetrix, BioRad, Lab Corp, Perkin Elmer and Quest Diagnostics.  As is the case with our competitors in the instrumentation market, many of these companies either have or may have substantially greater resources than us.

As a result, these companies may succeed in developing products earlier than we do, in obtaining approvals from government regulatory agencies more quickly than we can, if needed, or in developing products that are more effective than those we develop. Similarly, entities with which we may collaborate face similar competitive factors. We expect competition to intensify.

We purchase our materials and components from independent suppliers. We generally seek to have alternative sources for major items, although we are sometimes dependent on a single supplier or a few suppliers for some items.

Government and Environmental Regulations

The development, manufacture and sale of our current products have not required registration under the U.S. Food, Drug and Cosmetic Act or any other domestic or international laws or regulations. We anticipate, however, that some products that we may develop as a result of our research and development activities, as well as some product applications we pursue with customers, may require such registration in order to market and sell the resultant products. The process of obtaining regulatory approval is typically costly and time consuming, and involves a high level of uncertainty as to its outcome. Preparation for seeking registration requires manufacturers to follow stringent development, testing and manufacturing protocols, among other things.

We are in the early stages of preparing for implementation of this level of regulation, and anticipate seeking experienced entities with which to partner to achieve compliance. We have submitted to and passed inspections under the FDA's Good Laboratory Practices regulations.

Our activities are regulated by various other state and federal laws designed to protect workers and the environment. Some of these laws include the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Toxic Substances Control Act. These laws apply to the use, handling and disposal of various biological and chemical substances used in our processes. We believe we are in material compliance with these laws and that continued compliance will not have a materially adverse effect on our business.

Employees

As of March 1, 2008, we employed 20 full-time and 3 part-time persons. Our employees are not represented by any union, nor have we entered into or anticipate entering into any collective bargaining agreements in the near future. We believe our relationship with our employees is good.

Risk Factors

The following risks and uncertainties are important factors that could cause actual results or events to differ materially from those indicated by forward-looking statements. The factors described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and results.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  As a result, the market price of shares of our Common Stock could decline significantly.

Risk Factors Related to Our Business

We have a limited operating history with no operating profits. There are many impediments to us turning our business into a profitable enterprise in the foreseeable future. Continuing losses may exhaust our capital resources and force us to discontinue operations.

Prior to our acquisition of BioForce on February 24, 2006, we were inactive for several years. BioForce, which was incorporated in 1997, had a limited operating history with significant working capital deficits and net losses since its inception. Our net losses for the years 2007 and 2006 were $3,854,206 and $3,974,083, respectively.

Our ability to turn our business into a profitable enterprise depends on many factors, including:

▪	securing adequate funding to sustain us until we are able to generate sufficient sales revenue;

▪	generating and sustaining customer interest and strategic relationships that translate into product sales;

▪	completing research and development of current products and developing additional products;

▪	producing quality products in a timely manner to fulfill customer delivery and acceptance requirements;

▪	identifying, implementing and maintaining the appropriate protection for our intellectual property rights;

▪	anticipating product development and marketing activities in the industries in which we operate;

▪	maintaining and expanding our operations; and

▪	attracting and retaining a qualified work force.

We cannot assure you that we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

We are in need of additional funding to sustain our business as a going concern. Several factors may impact our ability to secure the funds necessary to carry on our business.

Our business does not currently generate enough revenue to sustain our activities. At December 31, 2007, we had net working capital of $1,072,145, a cash balance of $268,930, and stockholders’ equity of $2,232,832.  Our available funds are sufficient to fund our operations through April 30, 2008.  We require additional debt or equity funding from third parties to provide us with the necessary capital to carry on our business. Several factors may limit our ability to attract sources of these funds, including:

▪	our limited operating history with no history of profitability;

▪	our current levels of debt, other liabilities and shareholder equity;

▪	the limited market for trading our Common Stock;

▪	the unproven market for nascent tools like the Nano eNabler™ system in the bio-nanotechnology market leading to uncertainty as to our ability to generate sales revenues; and

▪
the level of funding we need to sustain certain capital intensive activities upon which we are so dependent, specifically research and development and the protection and maintenance of our intellectual property rights.

We cannot assure you that we will be able to secure the funds we need in the amounts and at the times we require them in order for us to continue in business.  If we are unable to identify and secure additional funding immediately, we will likely be required to curtail certain portions of our operations, or cease operations entirely.  Because of our financial condition, our independent auditors have qualified their opinion on our financial statements regarding the matter of our ability to continue as a going concern.

If commercial applications for the Nano eNabler™ system and related technology fail to develop or develop at too slow a pace, or our Pilot Placement Program, direct sales and international distributor network are not effective means of marketing our products, we may not achieve profitability.

The development of a sufficient market for the Nano eNabler™ system and our other products depends upon the development of scientific applications requiring these particular tools and technologies in the emerging bio-nanotechnology industry and existing biotechnology markets. The development of these markets may be impacted by many factors including:

▪	the emergence of technology and products competing with the Nano eNabler™ system;

▪	our inability to finalize key relationships for development of applications for the Nano eNabler™ system;

▪	a lack of acceptance of the Nano eNabler™ system and its related technology; and

▪	our inability to evolve rapidly enough to keep pace with the needs of industry.

If we fail to develop sufficiently attractive commercial uses for our technologies, or if we are unable to produce competitive products, we may not achieve profitability.

In addition, our business plan relies on our Pilot Placement Program, direct sales and international distributors to generate sales and market acceptance of our products. There can be no assurance that these sales and marketing methods will lead to sales, drive the demand for our products, or result in references to our products in published scholarly journal articles.

The highly competitive nature of our industry could affect our results of operations, which would make profitability even more difficult to achieve and sustain.

The bio-nanotechnology industry is highly competitive and is marked by rapid technological growth. Competitors and potential competitors include companies such as Affymetrix, Agilent, Hewlett Packard, Nanonics, NanoInk, and Veeco who produce research instrumentation products, and other companies involved in the biochip, microarray, molecular diagnostics and molecular detection markets. Many existing and potential competitors have greater financial resources, larger market shares, and larger production and technology research capabilities than us. This may enable them to establish a stronger competitive position, in part, through greater marketing opportunities and challenges to our intellectual property. If we are unable to address competitive developments quickly and effectively, we may not be able to grow our business or remain a viable entity.

Our business could be negatively affected by adverse economic developments in the nanotechnology or biotechnology industries, in the environment for funding of academic programs, and/or the economy in general.

Our business depends on the creation of a demand for our instrumentation through the development of scientific applications requiring the use of the Nano eNabler™ system. We have focused our initial efforts on applications in the biomedical and life sciences research industries.  Therefore, our business is susceptible to downturns in these markets, as well as the economy in general. A significant downturn in these markets or in general economic conditions would likely hurt our business. If our customers, currently academic researchers but expected to include biotechnology, pharmaceutical and diagnostic companies in the future, are unable to obtain the financing necessary to purchase our products, our business and results of operations could be materially adversely affected.

In addition, we are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the biomedical and life sciences industries, as well as upon the financial condition and purchasing patterns of various governments and government agencies. Many of our customers, including universities, government research laboratories, private foundations and other institutions, obtain funding for the purchase of products from grants by governments or government agencies. There exists the risk of potential decrease in the level of governmental spending allocated to scientific and medical research, which could substantially reduce or even eliminate these grants. If government funding necessary to purchase our products were to decrease, our business and results of operations could be materially adversely affected.

We rely upon independent suppliers for its materials and components.

We do not manufacture most of the components contained in our products, but rather subcontract the manufacture of these components. Based on quality, price, and performance, we have selected certain suppliers, vendors and subcontractors that provide parts, subassemblies, machining and finishing of components that are assembled by our production staff. For some items we are dependent on a single supplier or a small number of suppliers. Although we have identified alternate sources for parts, components, machining and finishing, there can be no assurance that a transition to such alternative sources would not entail quality assurance and quality control difficulties, on-time delivery problems, or other transitional problems, any or all of which could have an impact on our production of equipment and could have a material adverse effect on our business, financial condition, or results of operations.

If we fail to adapt to changes affecting our technology and the markets that we plan to service, we will become less competitive, thereby adversely affecting our future financial performance.

Unless we can develop our present technology or any newly acquired technology into marketable products, our ability to generate revenue may be hindered and our ability to achieve profitability will be negatively affected. In order to remain competitive, we must respond in a timely and cost-efficient basis to changes in technology, industry standards and procedures, and customer preferences. We must be able to continuously develop new technologies, products and services to address new technological developments. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to respond to changes in the marketplace. Also, the cost of adapting our technologies, products and services may have a material adverse affect on our operating results.

Our business could be adversely affected by local, state, national and international laws and regulations.

The development, manufacture and sale of our current products have not required registration under the U.S. Food, Drug and Cosmetic Act or any other domestic or international laws or regulations. We anticipate, however, that some products we may develop as a result of our research and development activities, as well as some product applications we pursue with customers, may require such registration in order to market and sell the resultant products. The process of obtaining regulatory approval is typically costly and time consuming, and involves a high level of uncertainty as to its outcome. Complying with such laws and regulations could negatively affect our business and anticipated revenues and there can be no assurance that we will successfully satisfy applicable regulatory requirements.

In addition, although we have not historically been significantly affected by any United States governmental restrictions on technology transfer, import, export and customs regulations and other present local, state or federal regulation, any future legislation or administrative action restricting our ability to sell our products to certain countries outside the United States could significantly affect our ability to make certain foreign sales. The extent of adverse governmental regulation, which might result from future legislation or administrative action, cannot be accurately predicted. In particular, the USA Patriot Act and other governmental regulations may impose export restrictions on sale of equipment or transfer of technology to certain countries or groups. There can be no assurance that sale of our products will not be impacted by any such legislation or designation. Depending upon which countries and sales may be designated for trade restriction, and the extent of our foreign sales in the future, such action could have a material adverse effect on our business, financial condition, or results of operations.

Our future success depends on retaining our key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain key employees including executive officers. Although we have employment agreements with certain executives, each executive may terminate his or her agreement at any time. We have obtained "key man" life insurance for several executive and management employees. Despite these protections, it would be difficult to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract highly qualified employees or successfully assimilate new employees into our existing management structure.

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

We employ creative scientists and individuals who generate many novel concepts for products, product improvements and applications in the course of their work. Deciding which of these ideas to exploit and how to protect them for use in the developing bio-nanotechnology industry is a daily challenge, particularly with limited economic resources. We cannot assure you that our decisions will be error-free and that we will choose to expend resources in protecting intellectual property that will turn out to be of value to our current or future business. Nor can we be sure that we will pursue the ideas that are necessary to grow and position our business for the future demands of the bio-nanotechnology industry.

We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.

Our future success depends in part on our ability to protect and preserve our proprietary rights related to our technologies and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We also cannot assure you that our patented intellectual property will go unchallenged and, when challenged, that it will withstand reexamination proceedings.

To protect our intellectual property we rely upon domestic and international patent and trademark filings, common law trademark rights, trade secrets, copyrights, and confidentiality, non-disclosure and non-compete agreements with employees, consultants, third party developers, licensees and customers. These measures afford only limited protection, however, and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

We have used grants obtained from various Federal government agencies to fund certain of our research and development activities. These grants retain certain rights for the government to use the intellectual property developed in part or wholly from the use of government funds. If the government were in turn to use these rights or grant them to others, our business may be negatively impacted.

Our intellectual property may infringe on the rights of others, resulting in costly litigation.

In recent years there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. We cannot assure you that we would have secured a "freedom to operate" opinion in respect to any particular area of practice. Thus, in the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and internal resources, and other problems may arise that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to effectively manage future growth will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC require public companies to institute or change corporate governance practices, and public disclosure controls and procedures. These rules and regulations require us to devote significant resources to developing, implementing, reporting on and auditing procedures appropriate for our business and its size. This increased level of compliance requirements has made it more difficult for us to attract and retain qualified executive officers and directors and, in particular, directors to serve on an audit committee.

We may not be able to attract additional qualified individuals to serve on our Board of Directors, which could adversely affect our controls and procedures.

Our Board is composed of three outside, independent directors and two inside directors.  To keep our outside directors from being overburdened, we do not maintain any standing committees, such as audit, compensation, governance or nominating committees.  Our entire Board performs the tasks of an audit committee.  We have only recently added our third outside, independent director and we have not yet begun the process of considering the formation of committees.

We have found it difficult to attract and retain qualified individuals to serve on our Board. Our financial position makes it difficult for us to offer our outside Board members meaningful compensation. While we do pay expenses incurred by outside directors in connection with attending Board meetings, we do not currently provide any cash compensation to them for their service. They have been awarded stock options which, due to our fluctuating stock price, may or may not be of any value. We maintain nominal director and officer liability coverage. Taken as a whole, this may not provide the level of security an individual would feel desirable when evaluating whether he or she wished to serve on the Board of a public company in today's environment.

Risks Factors Related to Ownership of Our Common Stock

Our Common Stock is thinly traded and the majority of our stockholders hold restricted shares. The registration of these shares or the lapse of the restrictions would result in the sudden increase in the number of shares available for trading in the public market, which could have a negative effect on our stock price.

Only 1,016,451 of the currently outstanding shares of our Common Stock have been registered under the Securities Act of 1933, as amended, so there have been few opportunities for individuals to own stock that is freely tradeable. Stockholders who possess freely tradeable shares of our Common Stock:   (a) are non-affiliated shareholders who have held our shares for at least two years; (b) acquired their shares subsequent to February 24, 2007 from holders of restricted shares in transactions that complied with the requirements of Rule 144 of the Securities Act of 1933, as amended; (c) acquired shares in the public trading market; or (d) hold the 1,016,451 shares of our Common Stock which have been registered under the Securities Act of 1933, as amended.  In addition, 5,297,549 shares of our Common Stock which may be issued upon conversion to Common Stock of the outstanding shares of our Series A Convertible Preferred Stock, certain warrants to acquire Common Stock or the rights to acquire our Common Stock, or as payment of dividends on our Series A Convertible Preferred Stock, have been registered.

Only certain of our stockholders have any type of registration rights. Certain stockholders and warrant holders who acquired our shares or rights to acquire our shares on February 24, 2006 as a result of our acquisition of BioForce have limited registration rights. In 2006 and 2007, we issued warrants with limited registration rights to the broker/agents who assisted us with our 2006 private placement and to two investor relations firms. In addition, 100,000 shares of our Common Stock that were provided to Stonegate Securities, Inc. as partial compensation under a Placement Agency Agreement effective as of February 14, 2007 have limited registration rights.

The Rule 144 restrictions expired for the majority of our outstanding Common Stock on February 24, 2008. As significant numbers of these shares are placed for sale into the market, the price of our stock could decline.

We cannot assure you that there will be an active trading market for our Common Stock and it could be difficult for holders of our Common Stock to liquidate their shares.

Even though our Common Stock is expected to continue to be quoted on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. Also, as described above, most shares outstanding after the February 2006 acquisition of BioForce are "restricted securities" within the meaning of Rule 144 promulgated by the SEC and are, therefore, subject to certain limitations on the ability of holders to resell such shares. Because only a small percentage of our outstanding shares are freely tradeable in the public market, the price of our shares could be volatile and liquidation of a person's holdings may be difficult. Thus, holders of our Common Stock may be required to retain their shares for a long period of time. Since few of our outstanding shares of Common Stock have been registered under federal or state securities laws, the majority of our Common Stock may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration.

We do not anticipate paying dividends on our Common Stock in the foreseeable future. This could make our Common Stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business. We do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future. In addition, pursuant to the terms of our Series A Convertible Preferred Stock, we may not pay dividends on our Common Stock unless we have first paid all accrued and unpaid dividends on the outstanding shares of our Series A Convertible Preferred Stock at the rate of 8% per year.  Any future payment of cash dividends on our Common Stock will be at the discretion of our Board of Directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Future sales or the potential for sale of a substantial number of shares of our Common Stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our Common Stock in the public markets, or the perception that these sales may occur, could cause the market price of our Common Stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the 25,116,401 shares of our Common Stock actually issued and outstanding, we have 14,125,222 shares of Common Stock reserved for future issuance as follows:

▪
5,583,549 shares being that may be issued upon the conversion or exercise of the securities that were issued in the August 2007 private placement, including payment of dividends on the shares of our Series A Convertible Preferred Stock included in this placement;

▪
6,016,938 shares reserved for issuance upon conversion of currently outstanding BioForce options and warrants, other than those warrants that were issued as part of the August 2007 private placement; and

▪	2,524,735 shares reserved for issuance under our equity incentive plans

The authorization and issuance of blank-check Preferred Stock may prevent or discourage a change in our control or management.

Our amended articles of incorporation authorize the Board of Directors to issue up to ten million shares of Preferred Stock without stockholder approval, having terms, conditions, rights, preferences and designations as the Board may determine. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by the rights of the holders of the Series A Convertible Preferred Stock and any additional series of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding Common Stock.

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

•
Without prior stockholder approval, the Board of Directors has the authority to issue one or more classes of Preferred Stock with rights senior to those of Common Stock, and to determine the rights, privileges and preferences of that Preferred Stock;

•
Under Nevada law, we are not required to provide for, and our by-laws do not provide for, cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•
Our Articles of Incorporation do not contain an exclusion from the restrictions against combinations with interested stockholders established under Nevada corporate law, and, as a result, it could be more difficult for a change in control of the Company to occur.

Trading in our shares may be subject to certain "penny stock" regulations which could have a negative effect on the price of our shares in the public trading market.

Public trading of our Common Stock on the OTC Bulletin Board may be subject to certain provisions, commonly referred to as the penny stock rule, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

•	make a special suitability determination for purchasers of penny stocks;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock. Also, many prospective investors may not want to bear the burden of the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 2.	Description of Property.

We operate within a 6,000 sq. ft. office, laboratory, and research and development facility, and a 2,000 sq. ft. production facility.  These facilities are located in Ames, Iowa.  These facilities provide dedicated space for the research and development and production of the Nano eNabler ™ system, the ProCleaner™ device and other non-microfabricated products.

These facilities are adequate for their anticipated purposes through 2008.  The lease for our current facilities is a month to month arrangement, with six months notice of intent to cancel required from either us or the landlord.

SPT™ surface patterning tools and Sindex™ chips are currently fabricated primarily by a consultant at an off-site microfabrication facility (the University of Minnesota IT Nanofabrication Center).  We have established a contractual arrangement for its use of and access to this facility.  This arrangement is adequate for 2008.

Item 3.	Legal Proceedings.

We are subject to potential liability under contractual and other matters and various claims and legal actions which may be asserted. These matters arise in the ordinary course and conduct of our business. While the outcome of the potential claims and legal actions against us cannot be forecast with certainty, we believe that such matters should not result in any liability which would have a material adverse effect on our business. We are not currently subject to any material pending legal proceedings and, to the best of our knowledge, no such actions against us are contemplated or threatened except as set forth below.

On November 30, 2005, BioForce received notice that a request for reexamination of its U.S. Patent 6,573,369 (“Patent 369”), which was issued to BioForce on June 3, 2003, was filed by NanoInk, Inc. with the U.S. Patent and Trademark Office (“US PTO”).  This patent describes an array of biomolecules where the domain sizes are less than one micron squared.  The US PTO granted the request for reexamination and initially rejected all but one of BioForce’s patent claims.  On June 29, 2007, we submitted an Appeal Brief to the US PTO appealing the determination.  On October 2, 2007, the US PTO issued a notice of its intent to confirm three of the patent claims, and to close its further reexamination of the patent.

On February 8, 2007, we received notice that a request for reexamination of our U.S. Patent No. 6,998,228, which was issued to BioForce on February 14, 2006, was filed by NanoInk, Inc. with the US PTO.  This patent describes a process for depositing biomolecules onto surfaces to create domains with an area of less than one micron squared.  This patent and a patent application filed by BioForce are divisionals of the provisional patent application from which Patent 369 issued.  The US PTO accepted the request for reexamination and is proceeding with the reexamination.  Because this patent is not critical to our current business, we anticipate that an unfavorable result in respect to it would not have a material adverse effect on our business.

On February 20, 2008, we received notice that a vendor had initiated a legal proceeding against us in the Superior Court of Justice in Ontario, Canada.  The dispute in this matter is over the amount of compensation due to the vendor for work that they performed.  The vendor is requesting damages in the amount of $50,000 plus court costs in their claim.  We intend to vigorously defend ourselves in this mater and believe that our position has merit.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

On February 1, 2006, we changed the trading symbol of our Common Stock, which is quoted on the OTC Bulletin Board, from “SRVV” to “BFNH.” As of March 19, 2008, we had approximately 257 holders of record of our Common Stock, which does not take into consideration shares held in brokerage accounts or in other nominee names.

Prior to our acquisition of BioForce on February 24, 2006, our stock was not actively traded   The last reported trade for our stock on March 19, 2008 was $0.68 per share.

The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

2006	High	Low
First Quarter(1)	$5.25	$2.50
Second Quarter	$4.50	$2.00
Third Quarter	$3.35	$1.50
Fourth Quarter	$2.25	$1.60

2007	High	Low
First Quarter	$5.00	$1.01
Second Quarter	$2.10	$0.80
Third Quarter	$0.95	$0.40
Fourth Quarter	$1.00	$0.40

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

Our Series A Convertible Preferred Stock calls for a dividend of 8% annually, payable as of June 30 and December 31 of each year.  The dividend may be paid, at our option, either in cash or in shares of our Common Stock, based upon a formula specified in the Certificate of Designations for the Series A Convertible Preferred Stock.

Equity Compensation Plan Information

Plan Category	Column A Number of securities to be issued upon exercise of outstanding options warrants and rights	Column B Weighted-average exercise price of, outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation
plans approved by
security holders (1)	2,635,050	$1.81	4,562,195

Equity compensation
plans not approved by
security holders(2)	3,781,888	$1.17	5,159,785	(3)
Total	6,416,938		9,721,980	(3)

(1)           The Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan (“2000 Plan”) and the BioForce Nanosciences, Inc. 2003 Stock Option Plan (“2003 Plan”) were originally put into place by our subsidiary, BioForce Nanosciences, Inc. (“BioForce”). See Note J – Business Combinations, to our financial statements contained in this report for a discussion of the acquisition and merger of BioForce. The Merger Agreement for this transaction requires us to assume BioForce’s obligation to issue shares subject to its outstanding options under these plans, but is silent with regard to assumption of the plans themselves. We believe that it is our obligation to assume the plans, and we are administering the plans and reporting our financial condition in that manner. As of December 31, 2007, there were 1,290,050 shares of Common Stock, in the aggregate, to be issued upon exercise of outstanding options under the 2000 Plan and the 2003 Plan, with a weighted-average exercise price of $1.34. The number of shares of Common Stock remaining available for future issuance under the 2000 Plan, the 2003 Plan and the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan (“2006 Plan”), other than upon the exercise of an option, warrant or right are 856,926, 50,269 and 3,655,000, respectively.

(2)           The equity compensation plans not approved by shareholders consist of the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan (“Amended and Restated 2006 Plan”), and stock purchase warrants issued to certain of our consultants. Our stock purchase warrants generally vest immediately upon issuance and expire after five years. They may be exercised in whole or in part. Under certain circumstances, holders have been granted piggyback registration rights that may be overridden by a public offering managing underwriter. In the event of a change of control as defined in the warrant, we have the discretion to require holders to exercise their right to purchase the shares underlying their warrants.

(3)           Upon approval of the Amended and Restated 2006 Plan by our shareholders, the 4,562,195 of shares available for issuances under the 2000 Plan, 2003 Plan and 2006 Plan will be eliminated as those plans will be replaced by the Amended and Restated 2006 Plan.  Additionally, the 5,159,785 shares currently available for issuance under the Amended and Restated 2006 Plan would be reduced by the 2,635,050 outstanding options under the plans to be replaced, resulting in a total remaining shares available for issuance under the Amended and Restated 2006 Plan of 2,524,735.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

Management’s discussion and analysis provides a review of our operating results for the years ended December 31, 2007 and 2006, and our financial condition at December 31, 2007. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition. This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

History

Under the terms of our acquisition and merger agreement with BioForce, BioForce merged with our subsidiary, with BioForce being the surviving entity. Prior to the merger with BioForce, our only business was the search for an appropriate acquisition or merger candidate.

Results of Operations

Revenues

Our 2007 revenues of $1,125,030 represented an increase of $709,943 (171.0%) over 2006 revenues of $415,087. The increase was primarily attributable to the sale of nine Nano eNabler™ systems during 2007 as compared to two Nano eNabler™ systems in 2006.

Total revenues for 2007 and 2006 were made up of the following components:

	2007	2006

Nano eNabler™ system sales	$906,732	$251,256
Nano eNabler™ system installation and training	15,122	7,363
Nano eNabler™ system warranties	21,748	6,862
SPT™ surface patterning tools and Sindex™ silicon chips	30,639	12,913
ProCleaner™ instrument sales	111,365	114,780
AFM and SCM accessories	14,963	21,213
Other	24,461	700
Total revenues	$1,125,030	$415,087

International sales represent a significant portion of our business, with six of our nine Nano eNabler™ system sales, 36% of our SPT™ surface patterning tools and Sindex™ silicon chips revenues, and 43% of our ProCleaner™ product revenues coming from international markets during 2007, as compared to one of our two Nano eNabler™ system sales, 55% of our SPT™ surface patterning tools and Sindex™ silicon chips revenues, and 45% of our ProCleaner™ product revenues in 2006.. The percentage of our business attributable to international customers has not changed significantly during the past three years.

In April 2007, we discontinued our business activities related to the production and sale of our AFM and SPM accessories.  These products did not constitute a material portion of our business operations, accounting for 5% of our revenues during 2006.

Gross Profit

Overall gross profit was $523,846 in 2007, as compared to $215,938 in 2006.  The higher gross profit in dollar terms is a result of the significant increase in revenues from 2006 to 2007.

Gross profits as a percentage of revenues were 46.6% in 2007 and 52.0% in 2006. During 2007 we increased our staffing and space for the production of Nano eNabler™ systems, causing the decrease in our gross profit percentage.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our stock compensation plans. Our 2007 operating expenses reflect $1,036,390 of costs recorded as a result of the implementation of SFAS 123R, as compared to $855,958 for 2006.

Research and development costs for 2007 were $1,145,898 as compared to $839,395 in 2006. The $306,503 (36.5%) increase from 2006 to 2007 was a primarily a result of an increased level of research and development staffing, initial work done during 2007 on a redesign of the Nano eNabler™ system, and an increase in the research and development costs recorded in 2006 as a result of implementation of SFAS 123R..

Sales and marketing costs for 2007 were $1,231,556 as compared to $733,400 in 2006.   The $498,156 (67.9%) increase from 2006 to 2007 was primarily a result of significantly increased levels of staffing, travel and other costs associated with our Nano eNabler™ system Pilot Placement Program, an increase in sales commission expense, increased efforts to make the marketplace aware of our products, and an increase in the sales and marketing costs recorded as a result of implementation of SFAS 123R.

General and administrative costs for 2007 were $2,493,864 as compared to $2,029,018 in 2006.   The $464,846 (22.9%) increase from 2006 to 2007 was primarily a result of salary and hiring costs associated with our addition of a Chief Financial Officer in January 2007, severance costs associated with the elimination of our General Counsel position in September 2007, increased efforts to make the public and investment community aware of our company, and increased levels of spending on professional fees related to the defense of our patents, securities law matters, and general corporate matters.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health. Amounts received during 2007 were $552,385 as compared to $239,565 in 2006.  The $312,820 (130.6%) increase from 2006 to 2007 reflects our increased levels of spending on grant-related activities as well as additional grant funding that was awarded to us.

Interest Income

Interest income for 2007 was $44,898 as compared to $156,583 in 2006. The decrease from 2006 to 2007 is a result of lower average cash balances available for investment during 2007.

Interest Expense

Interest expense for 2007 was $11,767 as compared to $984,356 in 2006.  Included in the interest expense figure for 2006 is a non-cash amount related to the beneficial conversion feature of convertible debt. The debt associated with this beneficial conversion amounts was incurred during 2004 and 2005, and was converted to equity in February 2006. The conversion to equity triggered recognition as expense of the value of the beneficial conversion feature that had not been expensed during 2004 and 2005, causing the significant increase in 2006 expense related to this item. Interest expense other than beneficial conversion feature charges was $37,039 in 2006, which is higher than in 2007 as a result of $1,550,000 of convertible debt financing which was outstanding through February 2006.

Debt Forgiveness Income

A loan of $150,000 from the State of Iowa, which was forgivable based upon the achievement of certain milestones, was formally forgiven as of August 2007.  This resulted in debt forgiveness income of $164,250, representing the principal balance plus $14,250 of interest expense which had been accrued on the loan prior to its forgiveness.

Abandoned Stock Offering Costs

During 2007 we issued 100,000 shares of our Common Stock, valued at $256,500, to an investment bank as a retainer for their services.  In August 2007 we completed a private placement of our Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock.  This placement was completed without the assistance of the investment bank to which the retainer shares were issued, and we do not anticipate that this investment bank will arrange a future financing for us.  Accordingly, during the third quarter of 2007 we wrote off the costs of issuing the retainer shares, which had been deferred at the time that the shares were issued.

Net Loss

As a result of the above-mentioned items, our net loss was $3,854,206 in 2007, as compared to a net loss of $3,974,083 in 2006.  During 2007 there was a deemed dividend recorded on the issuance of our Series A Convertible Preferred Stock of $142,294, and dividends on our Series A Convertible Preferred Stock of $13,333, resulting in the net loss on Common Stock for the year of $4,009,833.  There were no such Preferred Stock dividends in 2006.

Forward Looking Statements – Results of Operations

We anticipate that the percentage of our revenues generated by Nano eNabler™ system sales will increase in future periods as a result of continued penetration of the available market for this product.

We believe that our gross margins as a percentage of revenues will increase as our manufacturing volumes increase and opportunities for efficiencies of scale are realized.

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

Liquidity and Capital Resources

Our cash reserves were $268,930 on December 31, 2007, as compared to $2,602,686 as of December 31, 2006.   Our net working capital at December 31, 2007 was $1,072,145, as compared to net working capital of $3,033,551 at December 31, 2006.  The decrease in working capital is attributable to our loss from operations during 2007.

We used $2,747,933 of cash in our operating activities during 2007, as compared to $2,655,003 during 2006.  We also used cash of $385,864 during 2007 to purchase equipment and pay for the costs of patenting and trademarking our intellectual property, as compared to $348,418 for these purposes during 2006.

During 2007 we received $68,201 in proceeds of debt financings, and utilized $70,667 to make payments on outstanding long-term debt.  During 2006 there were no such proceeds, and $37,046 was utilized to make payments on outstanding long-term debt.

In August 2007 we issued units, consisting of shares of our Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock, to an investor for gross proceeds of $500,000.  Net cash proceeds received from this transaction were $360,840.  Included within the warrants issued in this transaction were warrants to purchase 1,000,000 shares of our Common Stock at a price of $0.50 per share, which were exercised by the investor in November 2007.  Net cash proceeds from the warrant exercise were $455,000.

During 2006, we received $5,280,156 of net cash proceeds from the issuance of our Common Stock in a private placement.

We paid for $256,500 of financing services during 2007 via the issuance of shares of our Common Stock, and to satisfy $1,635,641 of our debt obligations through the issuance of shares of our Common Stock during 2006.

We have been financed to date through revenues from sale of our products, private equity offerings, loans from related parties, governmental grants and loans from government entities.  While our revenues have been increasing, and we expect this trend to continue, we anticipate that we will continue to require external financing in order to fund our operations.

It is our intention to continue to augment our cash reserves via the issuance of our equity securities in private placements, or by incurring additional debt, in amounts such that we will be able to finance our continuing operations.  In January 2008 we engaged the services of an investment banking firm to assist us with our efforts to attract investment capital.  If we are unable to identify additional sources of capital, we will be required to limit certain of our business activities, including sales and marketing expenditures as well as research and development activities, and eventually, if we are unable to secure additional capital, cease operations.

Due to the fact that we are still at an early stage of development of the market for the Nano eNabler™ system and our other products, we have sustained significant operating losses and are dependent upon debt and equity financing, increased revenues from the sale of our Nano eNabler™ system and other products, and continued grant receipts to fund our future operations.  Our ability to continue as a going concern is dependent on our ability to raise capital for marketing our products and to increase revenues to cover operating expenses.  If we are unable to secure adequate financing or increase revenues, there is substantial doubt about our ability to continue as a going concern.

During the first quarter of 2008 we have put into place an accounts receivable financing facility with a finance company.  This facility gives us the opportunity to accelerate the availability of cash from the sale of our products by allowing us to borrow against amounts invoiced.  Subject to the finance company’s approval of the credit of the individual customer, we are able to borrow 80% of the amounts invoiced to domestic customers, and 70% of the amounts invoiced to international customers.

We expect that our existing cash reserves, as well as our receipt of revenues from the sale of five Nano eNablerTM systems subsequent to December 31, 2007, will be sufficient to sustain our operations through April 30, 2008.  While we believe that we will be able to obtain financing and generate revenues allowing us to continue our operations beyond that date, there can be no assurance that these efforts will be successful.

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

Inflation

Inflation did not have a significant impact on our operations during 2007 and 2006. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Market Risks

We expect that many of the customers for our Nano eNabler™ system, in particular those that are academic or other research institutions, will seek grant funding from the U.S. National Institutes of Health, or other government sources, to fund their Nano eNabler™ system purchases. Accordingly, our revenues and future profitability will be somewhat dependent upon the total budgets available to those grant sources.

Our foreign currency risk relates to the sales of products to customers located outside of the United States. We have historically generated approximately 50% of our revenues from international customers, and we anticipate that this will continue. As our revenues increase we will look to manage our foreign currency risk via hedging or other methods.

Item 7.	Financial Statements.

Financial statements for the fiscal years ended December 31, 2007 and 2006 have been examined to the extent indicated in their reports by Chisholm, Bierwolf & Nilson, LLC, independent registered public accounting firm, and have been prepared in accordance with accounting principles generally accepted in the United States of America. The aforementioned financial statements are included in this report starting at page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Item 8A(T).	Management’s Report on Internal Control Over Financial Reporting.

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of December 31, 2007:

1)
Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of December 31, 2007 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2007 interim or annual consolidated financial statements, they could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2)
Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3)
We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4)
We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses.  We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this item is hereby incorporated by reference from the information under the headings “Election of Directors,” “Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” contained in our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference from the information under the heading “Executive Compensation” in our definitive Proxy Statement referred to in Item 9 above.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement referred to in Item 9 above.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the heading “Certain Relationships and Related Transactions, and Director Independence” in our definitive Proxy Statement referred to in Item 9 above.

Item 13.	Exhibits.

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1
Agreement and Plan of Merger among Silver River Ventures, Inc., Silver River Acquisitions, Inc., BioForce Nanosciences, Inc., H. Deworth Williams and Edward F. Cowle dated November 30, 2005, with Addenda dated December 23, 2005 and February 15, 2006 (1)

3.1	Articles of Incorporation (as amended) (2)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (3)

3.3	By-Laws (as amended)

4.1	Promissory Note between BioForce Nanosciences, Inc. and the Iowa Department of Economic Development PIAP Program dated November 5, 2007

4.2	User Service Agreement dated March 17, 2008 between BioForce Nanosciences Holdings, Inc. and CJM Financial, Inc.

4.3	Form of Series A Warrant (3)

4.4	Form of Series B Warrant (3)

4.5	Form of Series C Warrant (3)

4.6	Form of Series D Warrant (3)

4.7	Form of Series E Warrant (3)

4.8	Form of Series J Warrant (3)

4.9	Form of Series F Warrant (3)

10.1	Amended and Restated Registration Rights Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund, dated October 14, 2002 (2)

10.2
Form of Lock-up/Leak-out Agreements dated September 6, 2006 between BioForce Nanosciences Holdings, Inc. and five shareholders including Eric Henderson, Harvey Kaye and FCPR SGAM Biotechnology Fund  (2)

10.3	Consulting Agreement between BioForce Nanosciences Holdings, Inc. and Gulfstream Capital Group, LLC dated November 15, 2006 (2)

10.4	Letter cancelling prior agreements between Gulfstream Capital Group, LLC and BioForce Nanosciences Holdings, Inc., dated December 12, 2006 (2)

10.5	Commercial Lease between BioForce Nanosciences, Inc. and Randall Corporation dated November 19, 2004, as amended January 2, 2007 (2)

10.6	Lease Amendment Number 2, dated September 20, 2007, between Randall Corporation and BioForce Nanosciences, Inc. (8)

10.7	Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc. dated April 1, 2006, (4)

10.8	Amendment Number 1 to Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc., dated June 13, 2007 (7)

10.9	Amendment Number 2 to Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc., dated January 21, 2008

10.10	Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc. dated June 1, 2006 (2)

10.11	Amendment Number 1 to Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated June 1, 2006 (7)

10.12	Amendment Number 2 to Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated January 21, 2008

10.13	Employment Letter between Gregory D. Brown and BioForce Nanosciences Holdings, Inc., dated December 27, 2007 (5)

10.14	Employment Agreement between Gregory D. Brown and BioForce Nanosciences Holdings, Inc., dated August 13, 2007 (7)

10.15	Summary of Consulting Arrangement between Kerry M. Frey and BioForce Nanosciences for 2005 and 2006 (2)

10.16	Summary of Compensation for Directors of BioForce Nanosciences Holdings, Inc. (2)

10.17	BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan (6)

10.18	Form of Stock Option Agreement for BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan (2)

10.19	BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan (7)

10.20	Form of Stock Option Agreement for BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan (7)

10.21	BioForce Nanosciences, Inc. 2003 Stock Option Plan (2)

10.22	Form of Stock Option Agreement for BioForce Nanosciences, Inc. 2003 Stock Option Plan (2)

10.23	Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan (2)

10.24	Form of Incentive Stock Option Agreement for Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan (2)

10.25	Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock (2)

10.26	Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock with Registration Rights, as issued to Gulfstream Capital Group, LLC. (2)

10.27	Community Economic Betterment Account (CEBA) “Venture Project Component” Royalty Agreement, dated July 10, 2001 (2)

10.28	Iowa Department of Economic Development PIAP Loan Agreement, awarded March 14, 2003 (2)

10.29	City of Ames Economic Development Revolving Loan Fund Program Loan Agreement, executed January 28, 2005 (2)

10.30	Economic Development Community Investment Fund Program Loan Agreement, executed February 24, 2005 (2)

10.31	Note and Warrant Purchase Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund, dated as of July 29, 2005 (2)

10.32	Form of Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated August 31, 2007 (3)

10.33	Form of Registration Rights Agreement, dated August 31, 2007 (3)

10.34	Form of Lock-Up Agreement, dated August 31, 2007 (3)

10.35	Letter Agreement, dated July 12, 2007, between BioForce Nanosciences Holdings, Inc. and TriPoint Global Equities, LLC, as placement agent (3)

10.36
Form of Amendment Number 1 to the October 14, 2002 Amended and Restated Registration Rights Agreement, made effective as of September 29, 2007, between FCPR SGAM Biotechnology Fund and BioForce Nanosciences Holdings, Inc., as successor to BioForce Nanosciences, Inc. (8)

21.1	Our only subsidiary is BioForce Nanosciences, Inc., a Delaware corporation

23.1	Consent of Chisholm, Bierwolf & Nilson, LLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on March 2, 2006.

(2)	Incorporated by reference to an exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 2, 2007.

(3)	Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on September 7, 2007.

(4)	Incorporated by reference to an exhibit to our Quarterly Report on Form 10-WSB for the quarter ended June 30, 2006, filed on August 7, 2006.

(5)	Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on January 16, 2007.

(6)	Incorporated by reference to Appendix B of our Schedule 14C Information Statement filed on January 10, 2006.

(7)	Incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007.

(8)	Incorporated by reference to an exhibit filed with our Registration Statement on Form SB-2 on October 1, 2007.

Item 14.	Principal Accountant Fees and Services.

Relationship with Independent Auditors

Audit services performed by Chisholm, Bierwolf & Nilson, LLC for the years ended December 31, 2007 and 2006 consisted of the examination of our financial statements and services related to filings with the SEC.

Audit Fees

The aggregate estimated fees to Chisholm, Bierwolf & Nilson, LLC for professional services rendered in connection with the audit of our annual financial statements for the year ended December 31, 2007 are $32,500.  Chisholm, Bierwolf & Nilson, LLC’s fees in connection with the audit of our financial statements for the year ended December 31, 2006 were $25,786.

Audit Related Fees

For the years ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by Chisholm, Bierwolf and Nilson, LLC related to the performance of the audits of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the years ended December 31, 2007 and 2006, we were billed $2,000 and $0, respectively, by Chisholm, Bierwolf and Nilson, LLC for tax compliance, tax advice and tax planning services.

Other Fees

For the years ended December 31, 2007 and 2006, we were billed $6,963 and $5,195 for services related to the review of our financial statements for the quarters ended March 31, June 30, and September 30 of each year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForce Nanosciences Holdings, Inc.
(Registrant)

By:	/s/ Kerry M. Frey
Kerry M. Frey, President and Chief Executive Officer
Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kerry M. Frey	President, Chief Executive Officer and Director	March 31, 2008
Kerry M. Frey

By:	/s/ Gregory D. Brown	Executive Vice President and Chief Financial Officer	March 31, 2008
Gregory D. Brown

By:	/s/ Eric Henderson	Executive Vice President, Chief Science Officer and	March 31, 2008
	Eric Henderson	Director

By:	/s/ Jean-Jacques Sunier	Director	March 31, 2008
Jean-Jacques Sunier

By:	/s/ Larry Gold	Director	March 31, 2008
Larry Gold

By:	/s/ Michael D. Dunham	Director	March 31, 2008
Michael D. Dunham

BIOFORCE NANOSCIENCES HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND
AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
BioForce Nanosciences Holdings, Inc.

We have audited the accompanying consolidated balance sheets of BioForce Nanosciences Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioForce Nanosciences Holdings, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 22, 2008

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	12/31/07	12/31/06

CURRENT ASSETS
Cash and cash equivalents	$268,930	$2,602,686
Accounts receivable - trade, net	313,756	22,153
Inventory	1,046,683	1,193,590
Prepaid expenses and other assets	146,007	55,351

Total current assets	1,775,376	3,873,780

PROPERTY AND EQUIPMENT
Computer equipment	113,963	73,180
Scientific and laboratory equipment	889,368	687,280
Leasehold improvements	380,000	380,000
Office furniture and fixtures	89,760	67,384
Total	1,473,091	1,207,844
Less accumulated depreciation	889,469	669,762
Net property and equipment	583,622	538,082

INTANGIBLE ASSETS
Patent costs, net of accumulated amortization of $78,502 and $48,759, respectively	641,017	580,426
Trademark costs, net of accumulated amortization of $15,471 and $7,397, respectively	90,908	68,699
Total intangible assets	731,925	649,125
TOTAL ASSETS	$3,090,923	$5,060,987

 The accompanying notes are an integral part of these financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	12/31/07	12/31/06

CURRENT LIABILITIES
Accounts payable	$305,314	$506,099
Accrued expenses	241,650	193,010
Accrued dividends on Series A Convertible Preferred Stock	13,333	-
Deferred revenue	53,754	9,224
Current portion of notes payable	89,180	131,896
Total current liabilities	703,231	840,229

LONG-TERM DEBT, NET	154,860	278,860

Total liabilities	858,091	1,119,089

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - 2007 and 2006: $0.001 par value, 10,000,000 shares authorized to be issued in various classes
Series A Convertible Preferred Stock - $0.001 par value, 2007: 1,100,000 shares authorized, 1,000,000 shares issued and outstanding, liquidation value
$513,333; 2006 no shares authorized, issued or outstanding	1,000	-
Common stock - 2007 and 2006: $0.001 par value, 100,000,000 shares authorized,
2007: 25,099,950 shares issued and outstanding; 2006: 23,999,950 shares issued
and outstanding	25,100	24,000
Additional paid-in capital	16,341,714	13,824,501
Accumulated deficit	(14,134,982)	(9,906,603)
Total stockholders' equity	2,232,832	3,941,898

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,090,923	$5,060,987

 The accompanying notes are an integral part of these financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

REVENUES, net	$1,125,030	$415,087

COST OF GOODS SOLD, net	601,184	199,149

Gross profit	523,846	215,938

OPERATING EXPENSES
Research and development	1,145,898	839,395
Sales and marketing	1,231,556	733,400
General and administrative	2,493,864	2,029,018
Reimbursement of grant expenses	(552,385)	(239,565)
Total operating expenses	4,318,933	3,362,248

Loss from operations before other income (expense)	(3,795,087)	(3,146,310)

OTHER INCOME (EXPENSE)
Interest income	44,898	156,583
Debt forgiveness income	164,250	-
Abandoned stock offering costs	(256,500)	-
Interest expense	(11,767)	(984,356)
Total other income (expense)	(59,119)	(827,773)

Loss before income tax	(3,854,206)	(3,974,083)

INCOME TAX EXPENSE	-	-

Net loss	(3,854,206)	(3,974,083)

DIVIDENDS ON PREFERRED STOCK
Deemed dividend on issuance of Series A Convertible Preferred Stock	142,294	-
Dividends on Series A Convertible Preferred Stock	13,333	-
Total dividends on preferred stock	155,627	-

Net loss on common stock	$(4,009,833)	$(3,974,083)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,213,649	22,764,728

 The accompanying notes are an integral part of these financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2006 THROUGH DECEMBER 31, 2007

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balances at January 1, 2006	-	$-	11,142,276	$111,423	$5,915,024	$(2,500)	$(5,932,520)	$91,427
Net loss for the year	-	-	-	-	-	-	(3,974,083)	(3,974,083)

Issuance of common stock in satisfaction of debt	-	-	2,392,198	23,922	1,617,246	-	-	1,641,168
Issuance of common stock for cash, net of issuance costs of $902,018	-	-	4,000,000	40,000	5,057,982	-	-	5,097,982

Stock-based compensation expense - options and warrants	-	-	-	-	1,085,404	-	-	1,085,404
Recapitalization	-	-	6,465,476	(151,345)	148,845	2,500	-	-

Balances at December 31, 2006	-	-	23,999,950	24,000	13,824,501	-	(9,906,603)	3,941,898
Net loss for the year	-	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(13,333)	(13,333)
Dividends related to sale of warrants	-	-	-	-	218,546	-	(218,546)	-
Preferred stock conversion discount	-	-	-	-	142,294	-	(142,294)	-
Issuance of common stock for services	-	-	100,000	100	256,400	-	-	256,500
Issuance of Series A Convertible Preferred Stock for cash, net of issuance costs of $130,696	1,000,000	1,000	-	-	65,474	-	-	66,474
Issuance of stock purchase warrants for cash, net of issuance costs of $200,733	-	-	-	-	102,097	-	-	102,097
Issuance of common stock upon exercise of stock purchase warrants, net of issuance costs of $45,000	-	-	1,000,000	1,000	454,000	-	-	455,000
Stock-based compensation expense - options and warrants	-	-	-	-	1,278,402	-	-	1,278,402

Balances at December 31, 2007	1,000,000	$1,000	25,099,950	$25,100	$16,341,714	$-	$(10,280,776)	$6,087,038

 The accompanying notes are an integral part of these financial statements.

BIOFORCE NANOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,854,206)	$(3,974,083)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	257,524	202,688
Stock-based compensation expense	1,086,133	903,230
Debt forgiveness income	(164,250)	-
Abandoned stock offering costs	256,500	-
Interest expense due to beneficial debt conversion feature	-	947,317
Change in:
(Increase) decrease in accounts receivable	(291,603)	(13,378)
(Increase) decrease in inventory	146,907	(1,193,590)
(Increase) decrease in prepaid expenses and other assets	(90,656)	(46,418)
Increase (decrease) in accounts payable	(200,785)	416,882
Increase (decrease) in accrued expenses	48,640	93,125
Increase (decrease) in dividends payable	13,333	-
Increase (decrease) in deferred revenue	44,530	9,224
Net cash used by operating activities	(2,747,933)	(2,655,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(265,247)	(125,936)
Patent and trademark costs	(120,617)	(222,482)
Net cash used by investing activities	(385,864)	(348,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	68,201	-
Payments made on long-term debt	(70,667)	(37,046)
Proceeds from issuance of common stock, net of issuance costs	-	5,280,156
Proceeds from issuance of preferred stock, net of issuance costs	142,294	-
Proceeds from exercise of warrants, net of issuance costs	455,000	-
Proceeds from issuance of warrants, net of issuance costs	218,546	-
Dividends paid on preferred stock	(13,333)	-
Net cash provided by financing activities	800,041	5,243,110

Net (decrease) increase in cash	(2,333,756)	2,239,689

CASH AND CASH EQUIVALENTS - beginning of year	2,602,686	362,997

CASH AND CASH EQUIVALENTS - end of year	$268,930	$2,602,686

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,868	$-

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for debt	$-	$1,635,641

Common stock issued for financing services	$256,500	$-

 The accompanying notes are an integral part of these financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A - CONTINUITY OF OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  Our platform product, the Nano eNablerTM system, was launched in 2005, with initial sales occurring in 2006.  Due to the fact that we are still at an early stage of development of the market for the Nano eNablerTM system and our other products, we have sustained significant operating losses in recent years.  As a result of these losses, we are dependent upon debt and equity financing, revenues from the sales of our Nano eNablerTM system and other products, and continued grant receipts to fund our future operations.

Our plans to continue as a going concern are to continue to concentrate our efforts on increasing public awareness of our products through marketing and advertising, expanding our sales organization, and raising additional capital through debt and/or equity financings.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY – We have developed the Nano eNablerTM benchtop molecular printer, which we started marketing commercially in 2005. Other products include consumable printing and surface patterning tools for use with the Nano eNabler™ system, and our ProCleanerTM instrument for sterilization of various scientific laboratory items.  To date, the primary markets for our products have been academic and other research institutions in North America, Europe and Asia.

CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, BioForce Nanosciences, Inc.  All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, we consider all investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Accounts receivable are uncollateralized customer obligations due under normal trade terms, typically requiring payment within thirty days from the invoice date, and are stated at the amount billed.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Management periodically reviews accounts receivable balances for uncollectible amounts.  Allowances for uncollectible amounts of $16,513 and $375 were recorded at December 31, 2007 and 2006, respectively.

INVENTORIES - Inventories are valued primarily at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. We estimate and record provisions for obsolete inventories when necessary, with no such provisions having been made to date.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost.  Depreciation of equipment, furniture and fixtures is computed using the straight-line method over the estimated useful lives of the assets (usually 5 to 7 years). Leasehold improvements are being amortized over a period of five years. The leased property is being occupied pursuant to a lease which had an initial lease term of three years.  That initial lease term has expired, and the property is now under lease through July 2008, at which time it converts to a month to month lease with six months notice required by us or the landlord to terminate the lease.  The leasehold improvements will be fully amortized in April 2010.  Depreciation expense for the years ended December 31, 2007 and 2006 totaled $219,707 and $174,696, respectively. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review.  In performing this assessment, we consider current market analysis and appraisal of the property and equipment, along with estimates of future cash flows.  We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of undepreciated assets. Based on our evaluation, we have determined that no impairment charge to the property and equipment was necessary for the years ended December 31, 2007 and 2006.

INTANGIBLE ASSETS - Intangible assets consist of patent and trademark costs.  Patent costs are costs incurred to develop and file patent applications.  Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Amortization expense for the years ended December 31, 2007 and 2006 totaled $37,817 and $27,992, respectively.  Unsuccessful patent and trademark application costs are expensed at the time the application is denied.  We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows.  We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.  Unsuccessful and abandoned patents and trademarks were expensed in amounts totaling $59,817 and $38,840 in 2007 and 2006, respectively.

BENEFICIAL CONVERSION FEATURE – We have adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” During 2004 and 2005 we incurred debt with a conversion feature that provides for a rate of conversion that is below market value, and in 2007 we issued shares of Series A Convertible Preferred Stock with a conversion feature that provide for a rate of conversion that is below market value.  These features have been recorded as beneficial conversion features pursuant to EITF Issues No. 98-5 and 00-27.  Expense recorded on our financial statements during the years ended December 31, 2007 and 2006 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $0 and $947,317, respectively.  In 2007 a preferred stock conversion discount of $142,294 was recorded by the Company as a result of adoption of EITF issues No. 98-5 and 00-27.

ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES – We have adopted FASB 109 to account for income taxes. We currently have no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carry forward of $12,290,926 as of December 31, 2007, which is available to be offset against future taxable income.  Net operating loss carry forwards of $5,365,867 are only available to offset future taxable income generated by our subsidiary, BioForce Nanosciences, Inc.  No tax benefit has been reported in the financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets and the valuation allowance as of December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax asset:
Net operating loss carry forward	$3,933,096	$2,699,750
Valuation allowance	(3,933,096)	(2,699,750)
	$-	$-

The components of income tax expense are as follows:

	2007	2006

Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	(1,233,346)	(1,153,972)
Change in allowance	1,233,346	1,153,972
	$-	$-

We have incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

Year of Loss	Amount	Expiration Date

2001	$216,853	2021
2002	891,485	2022
2003	1,271,838	2023
2004	1,173,217	2024
2005	1,812,474	2025
2006	3,070,853	2026
2007	3,854,206	2027

CONCENTRATIONS OF RISK – During 2007 and 2006, portions of our research and development costs were funded by various grants received from the U.S. National Institutes of Health. The grants were received as an incentive for us to research and develop new technologies that could benefit the scientific community and create jobs. Accordingly, the funds received were accounted for as a reduction of costs. Federal grant funds received during 2007 and 2006 totaled $552,385 and $239,565, respectively.

In 2007, we derived 20% of our total revenue from one customer, 12% of our total revenue from a second customer, and 12% of our total revenue from a third customer. In 2006, we derived 35% of our total revenue from one customer and 30% from a second customer.

We occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000.  Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. Amounts in excess of federally insured limits totaled approximately $169,000 and $2,502,000 at December 31, 2007 and 2006, respectively.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

ADVERTISING - Advertising costs are expensed as incurred. Advertising expenses totaled $8,569 and $54,363 for the years ended December 31, 2007 and 2006, respectively.

RESEARCH AND DEVELOPMENT COSTS – In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” research and development costs are expensed as incurred. Research and development costs were $1,145,898 and $839,395 for the years ended December 31, 2007 and 2006, respectively.

REVENUE RECOGNITION – We apply the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, we recognize revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

STOCK OPTIONS – Prior to January 1, 2006, we accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  No stock-based employee compensation cost was recognized for stock option awards in our consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, total compensation cost recognized in 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We estimated the fair value of our option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continue to use this model.  We record compensation expense for stock options ratably over the option’s vesting period.  Results for prior periods have not been restated.

Our earnings per share for each of 2007 and 2006 were reduced by $0.04 as a result of implementation of SFAS 123R.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

BASIC AND FULLY DILUTED LOSS PER SHARE OF COMMON STOCK - The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Outstanding Common Stock options and warrants of 9,416,938 and 3,697,925 have not been considered in the fully diluted loss per share calculation in 2007 and 2006, respectively, due to their anti-dilutive effect. At December 31, 2007, we had outstanding shares of Series A Convertible Preferred Stock that could have been converted into 1,000,000 shares of our Common Stock, and outstanding warrants to purchase shares of our Series A Convertible Preferred Stock that could have been converted into 100,000 shares of our Common Stock, all of which have been excluded from loss per share because the effect would be anti-dilutive.

Basic and diluted loss per share for the years ended December 31, 2007 and 2006 are calculated as follows:

	2007	2006

Numerator – net loss on Common Stock	$(4,009,833)	$(3,974,083)

Denominator – weighted average shares	24,213,649	22,764,728

Basic and diluted loss per share	$(0.17)	$(0.17)

Dividends attributable to our Series A Convertible Preferred Stock increased the net loss on our Common Stock by $155,627 in 2007, however the basic and diluted loss per common share was unchanged.  This increased the basis and diluted loss per share by $0.01.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”).  SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income.  As a result, the statement of financial position will reflect funded status of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures.  SFAS 158 became effective for us on January 1, 2007, but did not have a significant effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for us on January 1, 2007, but did not have a material impact on our consolidated financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140 (“SFAS 156”).” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Financial Accounting Standards Board Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for us on January 1, 2007, but did not have a material impact on our consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to (a) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarify which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amend Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 became effective for us on January 1, 2007, but did not have a material impact on our consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts       payable, accrued expenses, and long-term debt approximate their market values as of December 31, 2007 and 2006. We have no investments in derivative financial instruments.

LOSS CONTINGENCIES – Contingencies for losses are recorded if information is available prior to issuance of the financial statements that an asset has been impaired or a liability incurred, and the amount of the loss can be reasonably estimated.  We have recorded no contingencies for losses.

NOTE C – INVENTORIES

Inventories consisted of the following at December 31, 2007 and 2006:

	2007	2006
Component parts and raw materials	$465,254	$528,284
Finished goods	258,259	114,081
Units placed at prospective customer sites	323,170	551,225
Total inventories	$1,046,683	$1,193,590

NOTE D - LONG-TERM DEBT

We received $100,000 during 2003 under a Community Economic Betterment Account (“CEBA”) venture project royalty agreement with the Iowa Department of Economic Development.  The agreement requires us to pay an annual royalty equal to one percent of prior year total gross revenues, paid in equal semi-annual payments, until a total repayment of $200,000 has been reached.  Payments in the amounts of $4,151 and $1,398 were made on this loan in 2007 and 2006, respectively.  The loan had a principal balance on December 31, 2007 of $92,254.  There was no accrued interest on this loan as of December 31, 2007. The estimated total repayment for 2008 is $11,000.

We received a $150,000 non-interest bearing loan during 2005 from the State of Iowa. The agreement required us to meet certain milestones, with the note convertible into a non-repayable grant upon completion of those milestones. The State of Iowa formally forgave this loan as of August 2007.  No payments were made on this loan in either 2006 or 2007.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

We received a $100,000 non-interest bearing loan from the State of Iowa during 2005.  This loan is repayable in monthly installments of $1,667.  Prior to November 2007 this loan was secured by a blanket security interest on all of our general business assets.  In November 2007 the loan agreement was modified such that the security interest includes only three specific pieces of our scientific and laboratory equipment.  Payments in the amounts of $20,000 and $13,333 were made on this loan in 2007 and 2006, respectively.  The loan had a principal balance on December 31, 2007 of $66,667.  There was no accrued interest on this loan as of December 31, 2007.

We received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%. Payments in the amounts of $26,374 and $24,176 were made on these loans in 2007 and 2006, respectively.  The loans had a principal balance on December 31, 2007 of $52,939, and accrued interest as of that date of $60.

We received a $68,201 loan from a finance company during 2007.  This loan is repayable in monthly installments of $5,484, which include interest at an annual rate of 7.67%.  Payments in the amount of $38,388 were made on this loan in 2007.  The loan had a principal balance on December 31, 2007 of $32,180, and accrued interest as of that date of $89.

We had the following debt obligations at December 31, 2007 and 2006:

	2007	2006
Note payable, CEBA, due semi-annually, non-interest
bearing and unsecured, payments based upon revenues	$92,254	$96,405

Note payable, State of Iowa, no payments due pending
completion of milestones, non-interest bearing,
unsecured and convertible to grant	-	150,000

Note payable, State of Iowa, payable in monthly
installments, non-interest bearing and unsecured	66,667	86,666

Notes payable, City of Ames, Iowa, payable in monthly
installments including interest at 2.125%, unsecured	52,939	77,685

Note payable, finance company, payable in monthly
installments including interest at 7.67%, unsecured	32,180	-
Total	244,040	410,756
Less current portion	(89,180)	(131,896)
	$154,860	$278,860

The estimated future principal payments under these notes payable are as follows:

2008	$89,180
2009	76,939
2010	71,254
2011	6,667
$244,040

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

The terms of certain of the notes payable do not provide for fixed repayments of the principal. In such cases the preceding schedule is based upon our estimate of the timing of the payments.

NOTE E – COMMON STOCK WARRANTS AND OPTIONS

WARRANTS
At December 31, 2007, we had outstanding warrants that allow the holders to purchase up to 4,744,428 shares of our Common Stock at prices ranging from $0.50 to $3.90 per share, and 100,000 shares of our Series A Convertible Preferred Stock at a price of $0.50 per share.  These warrants expire at various dates from April 2008 to January 2014.

Prior to January 1, 2006, we accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  No compensation cost related to stock purchase warrants was recognized our consolidated statements of operations for the periods prior to January 1, 2006, as all warrants had an exercise price equal to the market value of the underlying security on the date of the issuance in accordance with APB 25.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in years beginning after December 31, 2005 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Accordingly, compensation cost for issuance of warrants of $50,284 and $179,969 has been recognized in the accompanying consolidated statements of operations for 2007 and 2006, respectively. In addition, compensation cost for issuance of warrants has been recognized as an equity issuance cost during 2007 and 2006 in the accompanying consolidated statement of stockholders’ equity in the amounts of $192,270 and $182,174, respectively.  We have recognized no tax benefit associated with these amounts and have not capitalized any such cost as an asset.  We estimated the fair value of our stock purchase warrants issued subsequent to January 1, 2006 using the Black-Scholes option-pricing formula. We record compensation expense for warrants ratably over the warrant’s period.  Results for prior periods have not been restated.

The fair value of each warrant issued has been estimated on the date of issuance using the Black-Scholes option valuation model, using the following weighted average assumptions: risk-free interest rates ranging from 4.01% to 4.98%, dividend yield of 0.00% for Common Stock warrants and 8.00% for Series A Convertible Preferred Stock warrants, effective expected volatility of ranging from 45.0% to 62.8%, and expected lives ranging from 4 months to 5 years.  The effects of applying SFAS 123 may not be representative of the effects on reported net earnings for future years.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

A summary of our outstanding Common Stock warrants as of December 31, 2007 and 2006, and the changes during 2007 and 2006 are presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2006	1,060,304	$1.28
Warrants issued - 2006	366,432	$2.15
Warrants exercised - 2006	-	-
Warrants expired - 2006	(162,308)	$0.21

Outstanding at December 31, 2006	1,264,428	$1.28
Warrants issued – 2007	4,480,000	$0.75
Warrants exercised – 2007	(1,000,000)	$0.50
Warrants expired – 2007	-	-

Outstanding at December 31, 2007	4,744,428	$0.95

The following table summarizes information concerning outstanding and exercisable Common Stock warrants at December 31, 2007:
Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.50 - $0.99	2,978,652	3.18	$0.70	2,978,652	$0.70
$1.00 - $1.99	1,665,776	4.04	$1.21	565,776	$1.39
$3.90	100,000	3.39	$3.90	100,000	$3.90
Total	4,744,428			3,644,428

A summary of our outstanding Series A Convertible Preferred Stock warrants as of December 31, 2007 and 2006, and the changes during 2007 and 2006 are presented below:

Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2006	-	-
Warrants issued - 2006	-	-
Warrants exercised - 2006	-	-
Warrants expired - 2006	-	-

Outstanding at December 31, 2006	-	-
Warrants issued – 2007	100,000	$0.50
Warrants exercised – 2007	-	-
Warrants expired – 2007	-	-

Outstanding at December 31, 2007	100,000	$0.50

The following table summarizes information concerning outstanding and exercisable Series A Convertible Preferred Stock warrants at December 31, 2007:

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Warrants Outstanding				Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.50	100,000	4.64	$0.50	100,000	$0.50

OPTIONS
During the second quarter of 2007 our Board of Directors approved the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan.  Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 7,197,245 shares of our Common Stock.  This plan, upon approval by our shareholders, will replace the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan, the BioForce Nanosciences, Inc. 2003 Stock Option Plan and the BioForce Nanosciences, Inc. 2000 Amended and Restated Stock Option Plan.  Absent shareholder approval, the three prior plans would survive to support incentive stock options granted under them, and incentive stock options granted under the Amended and Restated 2006 Equity Incentive Plan would become non-statutory stock options.  As of December 31, 2007, there were 2,037,460 options outstanding under this plan at exercise prices of $0.46 to $0.91 per share, none of which were vested.  Stock options vest at a rate determined by the plan’s administrator.

Under the terms of the 2000 Amended and Restated Stock Option Plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,009,545 shares of our Common Stock.  As of December 31, 2007, there were 152,619 options outstanding under this plan at exercise prices of $0.34 to $0.84 per share, all of which were fully vested.  Stock options vest at a rate determined by the committee administering the plan.

Under the terms of the 2003 Stock Option Plan, options may be granted to officers, directors, employees and consultants to purchase up to an aggregate of 1,187,700 shares of our Common Stock. As of December 31, 2007, there were 1,137,431 options outstanding under this plan at exercise prices of $1.05 to $3.75 per share, including vested options for 799,153 shares. Stock options vest at a rate determined by the plan’s administrator.

Under the terms of the 2006 Equity Incentive Plan, options may be granted to officers and employees to purchase up to an aggregate of 5,000,000 shares of our Common Stock.  As of December 31, 2007, there were 1,345,000 options outstanding under this plan at exercise prices of $1.25 to $4.60 per share, including vested options for 703,333 shares.  Stock options vest at a rate determined by the plan’s administrator.

The 2000 Amended and Restated Stock Option Plan and 2003 Stock Option Plan are plans that were originally put into place by our subsidiary, BioForce Nanosciences, Inc. (“BioForce”).  See Note J - Business Combinations for a discussion of our acquisition of BioForce.  The Merger Agreement between us and BioForce clearly requires us to assume BioForce’s obligation to issue shares subject to its outstanding options under these plans, but is silent with regard to assumption of the plans themselves.  We believe that we are obligated to assume the plans under the Merger Agreement, and are administering the plans and reporting our financial condition in that manner.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Prior to January 1, 2006, we accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  No stock-based employee compensation cost was recognized for stock option awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, total compensation cost for 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Accordingly, compensation cost for grants of stock options of $1,035,849 and $723,261 has been recognized in the accompanying consolidated statement of operations for 2007 and 2006, respectively.  We have recognized no tax benefit associated with this amount and have not capitalized any such cost as an asset.  We estimated the fair value of our option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continue to use this model.  We record compensation expense for stock options ratably over the option’s vesting period.  Results for prior periods have not been restated.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option valuation model, using the following weighted average assumptions: risk-free interest rates ranging from 3.28% to 5.13%, dividend yield of 0.00%, effective expected volatilities of 20.0% to 62.8%, and expected lives of 5 years.  The effects of applying SFAS 123 may not be representative of the effects on reported net earnings for future years.

A summary of the status of our stock option plans as of December 31, 2007 and 2006, and the changes during the years are presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2006	1,341,312	$1.29
Options issued - 2006	1,210,000	$2.64
Options exercised - 2006	-	-
Options canceled - 2006	(117,815)	$4.07

Outstanding at December 31, 2006	2,433,497	$1.82
Options issued – 2007	2,532,460	$1.04
Options exercised – 2007	-	-
Options canceled – 2007	(293,447)	$1.84

Outstanding at December 31, 2007	4,672,510	$1.40

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.34 - $0.99	2,205,080	9.15	$0.86	157,619	$0.79
$1.00 - $1.99	1,567,430	8.09	$1.49	939,154	$1.44
$2.00 - $2.99	780,000	8.83	$2.27	515,000	$2.26
$3.00 - $4.60	120,000	8.29	$4.46	43,333	$4.40
Total	4,672,510			1,655,106

NOTE F - COMMITMENTS

LEASES

We lease a 6,000 sq. ft. office laboratory and research and development facility, and a 2,000 sq. ft. production facility, located in Ames, Iowa, under an agreement which expires in July 2008.  After that date the lease converts into a month to month lease, with six months notice required for us or the landlord to terminate the lease.  Lease expense totaled $89,172 and $70,005 during 2006 and 2005, respectively.  Future minimum lease payments of $54,339 are due for the year ending December 31, 2008.

SEVERANCE OBLIGATIONS

We have agreed to make severance payments to five employees if we terminate their employment under certain conditions.  The total commitment under these agreements, excluding benefits, was approximately $700,000 at December 31, 2007.

NOTE G - PENSION PLAN

We sponsor a 401(k) defined contribution plan for employees meeting certain age and service requirements.  Employer contributions to the plan are made on a discretionary basis.  No employer contributions were made to the plan during 2007 or 2006.

NOTE H – ISSUANCES OF COMMON STOCK

In November 2007 we issued 1,000,000 shares of our Common Stock, at a price of $0.50 per share, pursuant to the exercise of an outstanding Common Stock purchase warrant.

In February 2007 we issued 100,000 shares of our Common Stock, at a price of $2.57 per share, for services to be performed by a financial advisor.

During the year ended December 31, 2006, we issued 4,000,000 shares of our Common Stock for cash at $1.50 per share for net proceeds of $5,097,982.

On February 24, 2006, we issued 2,392,198 shares of our Common Stock upon conversion to equity of $1,550,000 of our convertible notes plus interest thereon.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I – ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

In August 2007 we completed a private placement of securities from which we received gross proceeds of $500,000.  The securities issued in this placement included 1,000,000 shares of our Series A Convertible Preferred Stock, and warrants to purchase a total of 4,000,000 shares of our Common Stock.  In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrants based upon their relative fair value, which totaled $1,228,703 using the Black Scholes option pricing model.  Further, in accordance with EITF 00-27, we attributed a beneficial conversion feature of $142,294 to the Series A Convertible Preferred Stock based upon the difference between the conversion price of those shares and the closing price of the Company’s Common Stock on the date of issuance.  Both the fair value of the warrants and the beneficial conversion feature were recorded as dividends, in the total amount of $360,840.  These dividends were recorded as a reduction of retained earnings and an increase to additional paid in capital.

NOTE J – BUSINESS COMBINATIONS

On February 24, 2006,  we closed an Agreement and Plan of Merger, dated as of  November  30, 2005  ("Merger  Agreement"),  with BioForce Nanosciences,  Inc. (“BioForce”).   In this transaction, BioForce was merged with and into our wholly owned subsidiary, Silver River Acquisitions, Inc.  In anticipation of the merger, we changed our name to BioForce Nanosciences Holdings, Inc. on February 1, 2006.  We also effected a forward  stock split of our outstanding  shares of Common Stock on a 2 shares for 1 share basis, effective January 31, 2006, which resulted in 3,999,950 shares being issued and outstanding.

Pursuant to the terms of the Merger Agreement, we issued 16 million shares of our authorized but previously unissued Common Stock to BioForce’s stockholders in exchange for all of the issued and outstanding Common Stock of BioForce.  We also issued options and warrants for the purchase of an aggregate of approximately 2,537,565 shares of our Common Stock to the holders of BioForce’s options and warrants, in consideration for the cancellation of such options and warrants.

As a result of the merger, BioForce’s $1,550,000 of convertible loans were converted to shares of BioForce’s Common Stock, with the BioForce shares subsequently converted to shares of our Common Stock at a ratio of 1.1877 shares for each BioForce share. The table below details the BioForce shares and warrants issued at the conversion date of February 24, 2006 in satisfaction of these convertible loans.

Loan Amount	Conversion Rate	Interest Rate	Note Issue Date	Conversion Date	Accrued Interest	Total Amount	Shares Issued	Warrants Granted

$350,000	$0.60	0.03	1/15/04	2/24/06	$22,550	$372,550	620,917	248,367

$200,000	$0.60	0.03	4/30/04	2/24/06	$11,066	$211,066	351,777	140,711

$500,000	$1.20	0.12	7/29/05	2/24/06	$33,688	$533,688	444,740	88,948

$500,000	$1.20	0.12	10/31/05	2/24/06	$18,337	$518,337	431,947	64,792

Total							1,849,380	542,817

Under the terms of the merger agreement, the shareholders of BioForce became the controlling shareholders of the combined entity; accordingly, the historical   financial statements of BioForce are presented as the historical financial statements of the combined entity, i.e. reverse merger accounting.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE K - CONTINGENCIES

We are a party to a dispute with a vendor, with that vendor having initial legal action against us in Canada.  The vendor is seeking $50,000 in damages plus their costs incurred in pursuit of this matter.  We believe that we have sufficient cause to dispute this claim, and intend to present a vigorous defense of this matter.

NOTE L – REVENUES BY PRODUCT

Our revenues, by product, for the years 2007 and 2006, are as follows:

	2007	2006

Nano eNablertm system sales	$906,732	$251,256
Nano eNablertm system installation and training	15,122	7,363
Nano eNablertm system warranties	21,748	6,862
Consumable printing and surface patterning tools	30,639	12,913
ProCleanerTM instrument sales	111,365	114,780
Microscope accessories	14,963	21,213
Other	24,461	700
Total	$1,125,030	$415,087

NOTE M – SUBSEQUENT EVENTS

In January 2008 we issued 16,451 shares of our Common Stock in payment of the $13,333 of accrued dividends on our Series A Convertible Preferred Stock as of December 31, 2007.