Form 10QSB
period 2008-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2008-05-15
CIK 1310488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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
Yes ☐   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  25,116,451 shares of Common Stock, $0.001 par value, as of April 30, 2008

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

BioForce Nanosciences Holdings, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

BioForce Nanosciences Holdings, Inc.
Report on Form 10-QSB
For the Quarter Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at March 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2008 and 2007, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	03/31/08	12/31/07
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$57,773	$268,930
Accounts receivable - trade, net	172,732	313,756
Account receivable - invoice factoring	34,071	-
Inventory	900,616	1,046,683
Prepaid expenses and other assets	90,908	146,007
Total current assets	1,256,100	1,775,376

PROPERTY AND EQUIPMENT
Computer equipment	113,963	113,963
Scientific and laboratory equipment	906,382	889,368
Leasehold improvements	380,000	380,000
Office furniture and fixtures	89,760	89,760
Total	1,490,105	1,473,091
Less accumulated depreciation	944,470	889,469
Net property and equipment	545,635	583,622

INTANGIBLE ASSETS
Patent costs, net of accumulated amortization of $86,201 and $78,502, respectively	678,997	641,017
Trademark costs, net of accumulated amortization of $17,588 and $15,471, respectively	97,823	90,908
Total intangible assets	776,821	731,925

TOTAL ASSETS	$2,578,556	$3,090,923

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	03/31/08	12/31/07
	(unaudited)

CURRENT LIABILITIES
Accounts payable	$418,431	$305,314
Accrued expenses	228,143	241,650
Recourse obligation - invoice factoring	7,962	-
Accrued dividends on preferred stock	10,000	13,333
Deferred revenue	35,861	53,754
Current portion of long-term debt	73,247	89,180
Total current liabilities	773,644	703,231

LONG-TERM DEBT, NET	143,607	154,860

Total liabilities	917,251	858,091

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - 2008 and 2007: $0.001 par value, 10,000,000 shares authorized to be issued in various classes
Series A Convertible Preferred Stock - $0.001 par value, 2007: 1,100,000 shares authorized, 1,000,000 shares issued and outstanding, 2008: liquidation
value $510,000; 2007: liquidation value $513,333	1,000	1,000
Common stock - 2008 and 2007: $0.001 par value, 100,000,000 shares authorized,
2008: 25,116,401 shares issued and outstanding; 2007: 25,099,950 shares
issued and outstanding	25,116	25,100
Additional paid-in capital	16,531,333	16,341,714
Deferred stock offering costs	(5,000)	-
Accumulated deficit	(14,891,144)	(14,134,982)
Total stockholders' equity	1,661,305	2,232,832

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,578,556	$3,090,923

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES	$403,567	$358,755

COST OF GOODS SOLD	214,225	182,606

Gross profit	189,342	176,149

OPERATING EXPENSES
Research and development	298,490	278,800
Sales and marketing	289,695	306,008
General and administrative	442,975	658,708
Reimbursement of grant expenses	(99,895)	(124,923)
Total operating expenses	931,265	1,118,593

Loss from operations before other income (expense)	(741,923)	(942,444)

OTHER INCOME (EXPENSE)
Interest and other income	1,540	22,136
Interest expense	(5,779)	(3,009)
Total other income (expense)	(4,239)	19,127

Loss before income tax	(746,162)	(923,317)

INCOME TAX EXPENSE	-	-

Net loss	$(746,162)	$(923,317)

DIVIDENDS ON PREFERRED STOCK	10,000	-

Net loss on common stock	$(756,162)	$(923,317)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	25,114,051	24,040,950

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2007 through March 31, 2008 (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Offering	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Costs	(Deficit)	Equity
Balances at January 1, 2007	-	$-	23,999,950	$24,000	$13,824,501	$-	$(9,906,603)	$3,941,898
Net loss for the year	-	-	-	-	-	-	(3,854,206)	(3,854,206)
Dividends on preferred stock	-	-	-	-	-	-	(13,333)	(13,333)
Dividends related to sale of warrants	-	-	-	-	218,546	-	(218,546)	-
Preferred stock conversion discount	-	-	-	-	142,294	-	(142,294)	-
Issuance of common stock for services	-	-	100,000	100	256,400	-	-	256,500
Issuance of Series A Convertible Preferred Stock for cash, net of issuance costs of $130,696	1,000,000	1,000	-	-	65,474	-	-	66,474
Issuance of stock purchase warrants for cash, net of issuance costs of $200,733	-	-	-	-	102,097	-	-	102,097
Issuance of common stock upon exercise of stock purchase warrants, net of issuance costs of $45,000	-	-	1,000,000	1,000	454,000	-	-	455,000
Stock-based compensation expense-options and warrants	-	-	-	-	1,278,402	-	-	1,278,402

Balances at December 31, 2007	1,000,000	1,000	25,099,950	25,100	16,341,714	-	(14,134,982)	2,232,832
Net loss for the three months ended March 31, 2008	-	-	-	-	-	-	(746,162)	(746,162)
Dividends on preferred stock	-	-	-	-	-	-	(10,000)	(10,000)
Issuance of common stock in payment of preferred stock dividend	-	-	16,451	16	13,317	-	-	13,333
Deferred stock offering costs	-	-	-	-	-	(5,000)	-	(5,000)
Stock-based compensation expense-options and warrants	-	-	-	-	176,302	-	-	176,302

Balances at March 31, 2008 (unaudited)	1,000,000	$1,000	25,116,401	$25,116	$16,531,333	$(5,000)	$(14,891,144)	$1,661,305

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(746,162)	$(923,317)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	64,817	58,174
Stock-based compensation expense	176,302	317,459
Change in:
(Increase) Decrease in accounts receivable - trade	(13,401)	(224,994)
(Increase) Decrease in inventory	146,067	145,763
(Increase) Decrease in prepaid expenses and other assets	55,099	(438)
Increase (Decrease) in accounts payable	113,117	(343,921)
Increase (Decrease) in accrued expenses	(13,507)	4,579
Increase (Decrease) in recourse obligation - factoring	7,962	-
Increase (Decrease) in accrued dividends on preferred stock	10,000	-
Increase (Decrease) in deferred revenue	(17,893)	15,858
Net cash used by operating activities	(217,599)	(950,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(17,014)	(128,053)
Patent and trademark costs	(54,712)	(8,817)
Net cash used by investing activities	(71,726)	(136,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on long-term debt	(27,186)	(11,147)
Proceeds from accounts receivable factoring	120,354	-
Dividends on preferred stock	(10,000)	-
Deferred stock offering costs	(5,000)	-
Net cash provided by financing activities	78,168	(11,147)

Net (decrease) increase in cash	(211,157)	(1,098,854)

CASH AND CASH EQUIVALENTS - beginning of period	268,930	2,602,686

CASH AND CASH EQUIVALENTS - end of period	$57,773	$1,503,832

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$5,779	$3,009

Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued in payment of preferred stock dividend	$13,333	$-

Common stock issued for financing services	$-	$256,500

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc.
Notes to Financial Statements
March 31, 2008

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in our opinion, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report for the year ended December 31, 2007 on Form 10-KSB.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Our plans to continue as a going concern are to continue to concentrate our efforts on raising additional capital through debt and/or equity financings, increasing public awareness of our products through marketing and, where possible, reducing our costs of operations..

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Business Activity

We have developed our platform product, the Nano eNablerTM benchtop molecular printer, which we started marketing commercially in 2005. Other products include our Cyto eNabler™ molecular printer, consumable printing and surface patterning tools for use with the Nano eNabler™ system, surfaces which have been patterned with biological material, and our ProCleaner™ instrument for sterilization of various scientific laboratory items.  To date, the primary markets for our products have been academic and other research institutions in North America, Europe and Asia.  In April 2007, we discontinued our business activities related to the production and sale of certain products designed for use with atomic force microscopes and scanning probe microscopes.

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

Beneficial Conversion Feature

We have adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” We have incurred debt with a conversion feature that provides for a rate of conversion that is below market value.  We have also issued shares of our Series A Convertible Preferred Stock that provided for a rate of conversion to Common Stock that was below the market value of our Common Stock on the date of issuance.  These features were recorded as a beneficial conversion features pursuant to EITF Issues No. 98-5 and 00-27.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, total compensation cost includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We estimated the fair value of our option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and we continue to use this model.  We record compensation expense for stock options ratably over the option vesting period.  Results for prior periods have not been restated.

Basic and Fully Diluted Loss Per Share of Common Stock

The basic loss per share of Common Stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Outstanding stock options, stock purchase warrants, and Series A Convertible Preferred Stock, which is convertible into shares of our Common Stock, have not been considered in the fully diluted loss per share calculations due to their anti-dilutive effect.

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

Note 4 - Inventories

Inventories consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(unaudited)

Component parts and raw materials	$383,246	$465,254
Finished goods	290,297	258,259
Units placed at prospective customer sites	227,073	323,170
Total inventories	$900,616	$1,046,683

Note 5 – Accounts Receivable Factoring Facility

In March 2008 we entered into an accounts receivable factoring agreement with a finance company.  Under the terms of this agreement, we are able to receive advances of 80% of eligible domestic customer invoices, and 70% of international customer invoices, with the balance of the invoice less financing costs paid to us at the time that the customer pays the invoice.  Eligibility is based upon the finance company’s approval of the customer’s credit. In addition, the finance company has the right to reject any customer invoice for any reason.  Ownership of the financed invoices is transferred to the finance company under this agreement.  We are obligated to immediately repurchase any customer invoice that remains unpaid sixty days after purchase by the finance company.  Our costs of utilizing this facility are 3.00% - 4.00% of the face amount of the customer invoice, depending upon the length of time that the advance is outstanding. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we have recorded as of March 31, 2008 an estimated recourse obligation on factored invoices of $7,962, and an account receivable from the finance company of $34,071 representing the remaining amounts due to us on invoices which have been factored.

Note 6 – Long-Term Debt

We received $100,000 during 2003 under a Community Economic Betterment Account (“CEBA”) venture project royalty agreement with the Iowa Department of Economic Development.  The agreement requires us to pay an annual royalty equal to one percent of prior year total gross revenues, paid in equal semi-annual payments, until a total repayment of $200,000 has been reached.  The estimated total repayment for 2008 is $11,000.

We received a $100,000 non-interest bearing loan from the State of Iowa during 2005.  This loan is repayable in monthly installments of $1,667.  This loan is secured by three specific pieces of our scientific and laboratory equipment.

We received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%.

We received a $68,201 loan from a finance company during 2007.  This loan is repayable in monthly installments of $5,484, which include interest at an annual rate of 7.67%.

We had the following debt obligations at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2007	2008
	(unaudited)
Note payable, CEBA, due semi-annually, non-interest bearing and unsecured, payments based upon revenues	$92,254	$92,254

Note payable, State of Iowa, payable in monthly installments, non-interest bearing, secured by certain scientific and laboratory equipment	61,667	66,667

Notes payable, City of Ames, Iowa, payable in monthly installments including interest at 2.125%, unsecured	46,686	52,939

Note payable, finance company, payable in monthly installments including interest at 7.67%, unsecured	16,247	32,180

Total long-term debt obligations	$216,854	$244,040
Less current portion	(73,247)	(89,180)

Long-term portion	$143,607	$154,860

Note 7 – Common Stock Warrants and Options

Warrants

At March 31, 2008, we had outstanding warrants that allow the holders to purchase up to 4,744,428 shares of our Common Stock at prices ranging from $0.50 to $3.90 per share, and 100,000 shares of our Series A Convertible Preferred Stock at a price of $0.50 per share.

Options

During the second quarter of 2007 our Board of Directors approved the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan.  Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 7,197,245 shares of our Common Stock.  This plan, which was approved by our shareholders on May 8, 2008, replaces the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan, the BioForce Nanosciences, Inc. 2003 Stock Option Plan and the BioForce Nanosciences, Inc. 2000 Amended and Restated Stock Option Plan.  As of March 31, 2008, there were 2,082,460 options outstanding under this plan at exercise prices of $0.46 to $0.91 per share.

Under the terms of the 2000 Amended and Restated Stock Option Plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 1,009,545 shares of our Common Stock.  As of March 31, 2008, there were 152,619 options outstanding under this plan at exercise prices of $0.34 to $0.84 per share.   This plan was terminated, and all outstanding options became options under the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, effective May 8, 2008.

Under the terms of the 2003 Stock Option Plan, options may be granted to officers, directors, employees and consultants to purchase up to an aggregate of 1,187,700 shares of our Common Stock. As of March 31, 2008, there were 1,137,431 options outstanding under this plan at exercise prices of $1.05 to $3.75 per share.  This plan was terminated, and all outstanding options became options under the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, effective May 8, 2008.

Under the terms of the 2006 Equity Incentive Plan, options may be granted to officers and employees to purchase up to an aggregate of 5,000,000 shares of our Common Stock.  As of March 31, 2008, there were 1,345,000 options outstanding under this plan at exercise prices of $1.25 to $4.60 per share. This plan was terminated, and all outstanding options became options under the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, effective May 8, 2008.

Note 8 – Issuance of Common Stock

In January 2008 we issued 16,451 shares of our Common Stock in payment of the $13,333 of accrued dividends on our Series A Convertible Preferred Stock as of December 31, 2007.

Note 9 – Series A Convertible Preferred Stock

Each shares of our Series A Convertible Preferred Stock is convertible at any time, at the holder’s option, into one share of our Common Stock, subject to adjustment upon the occurrence of certain events.  All shares of Series A Convertible Preferred Stock will automatically convert into Common Stock three years from the date of issuance.  Until it is converted into Common Stock, the Series A Convertible Preferred Stock receives a dividend of 8% per year, payable semi-annually.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements.  These statements relate to our future financial performance and involve known and unknown risks and uncertainties.  These factors may cause our Company’s, or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of those terms or other comparable terminology.

These statements are only predictions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Management’s discussion and analysis provides a review of our operating results for the three months ended March 31, 2008 and 2007, and our financial condition at March 31, 2008.  The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition.  This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

Results of Operations

Revenues

Our revenues of $403,567 for the three months ended March 31, 2008 represented an increase of $44,812 (12.5%) over revenues of $358,755 for the three month period ended March 31, 2007.  The increase was primarily attributable to the sale of five Nano eNabler™ systems during the three month period ended March 31, 2008, as compared to three Nano eNabler™ systems having been sold during the three month period ended March 31, 2007, and increases in the services and warranty revenues associated with our Nano eNabler™ customers.

Three of the five Nano eNabler™ systems sold during the three months ended March 31, 2008 were to customers who were participants in our 2006 Pilot Placement Program.  Participants in that program typically receive favorable pricing when they purchase a Nano eNabler™ system in recognition of their assistance with the product’s launch.   None of the Nano eNabler™ system sales during the first quarter of 2007 were to Pilot Placement Program sites.  As a result, the average selling price of the Nano eNabler™ systems sold during the first quarter of 2008 was lower than that of the systems sold during the first quarter of 2007.

Total revenues for the three month periods ended March 31, 2008 and 2007 were made up of the following components:

	2008	2007

Nano eNabler™ system sales	$320,894	$295,258
Nano eNabler™ system installation and training services	11,620	2,408
Nano eNabler™ system warranties	10,537	3,364
SPT™ surface patterning tools and Sindex™ silicon chips	4,440	13,188
ProCleaner™ instrument sales	35,495	34,535
AFM products	-	9,202
Other	20,581	800

Total revenues	$403,567	$358,755

International sales represent a significant portion of our business, with two of our five Nano eNabler™ system sales and 67% of our ProCleaner™ instrument revenues coming from international markets during the first three months of 2008.  The percentage of our business attributable to international customers has not changed significantly during the past three years.

In April 2007, we discontinued our business activities related to the production and sale of our AFM products.  These activities did not constitute a material portion of our business operations.

Gross Margins

Overall gross margins were 46.9% during the first three months of 2008, as compared to 49.1% during the first three months of 2007.  The gross margin decrease from 2007 to 2008 was a result of adding manufacturing capacity, and therefore manufacturing overhead, subsequent to March 31, 2007.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our stock compensation plans.  Our operating expenses for the three months ended March 31, 2008 reflect $170,219 of costs recorded as a result of the implementation of SFAS 123R, as compared to $306,613 for the first three months of 2007.

Research and development costs for the three month period ended March 31, 2008 were $298,490 as compared to $278,800 for the three month period ended March 31, 2007.  The $19,690 (7.06%) increase from 2007 to 2008 was primarily a result of compensation costs related to our establishment of the Chief Science Officer position in January 2008.

Sales and marketing costs for the three month period ended March 31, 2008 were $289,695 as compared to $306,008 for the three month period ended March 31, 2007.  The $16,313 (5.3%) decrease from 2007 to 2008 was primarily a result of our elimination of the Director of Communications position in August 2007.

General and administrative costs for the three month period ended March 31, 2008 were $442,975 as compared to $658,708 for the three month period ended March 31, 2007.  The $215,733 (32.8%) decrease from 2007 to 2008 was primarily a result of our Chief Operating Officer being appointed as our Chief Executive Officer in January 2008, and elimination of the Chief Operating Officer position as of that same date, elimination of our General Counsel position in September 2007, and a reduction in the general and administrative costs recorded as a result of implementation of SFAS 123R.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health.  Amounts received during the three months ended March 31, 2008 were $99,895 as compared to $124,923 during the three month period ended March 31, 2007.  The decrease from 2007 to 2008 reflects our reduced spending on non-salary costs of grant-related activities.

Interest and Other Income

Interest and other income for the three months ended March 31, 2008 was $1,540 as compared to $22,136 for the three months ended March 31, 2007.  The decrease from 2007 to 2008 is a result of lower average cash balances available for investment during 2008.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $5,779, as compared to $3,009 for the three months ended March 31, 2007.  The increase from 2007 to 2008 is a result of costs associated with borrowings on our accounts receivable financing facility which was put into place during 2008.

Net Loss

As a result of the above-mentioned items, our net loss for the three months ended March 31, 2008 was $746,162, as compared to a net loss of $923,317 for the three months ended March 31, 2007.

Forward Looking Statements – Results of Operations

We anticipate that our revenues for the remainder of 2008 and for 2009 will greatly depend upon our ability to sell Nano eNabler™ systems and our recently launched Cyto eNabler™ system for cell biologists, and acceptance of our recently launched service to perform custom surface patterning.

We believe that our gross margins as a percentage of revenues will increase as our manufacturing volumes increase and opportunities for efficiencies of scale are realized.

We expect our levels of operating expenses to increase as our business expands.  In particular, we forsee increases in our sale and marketing expenditures as we seek to increase access to the available markets for our products, and in our research and development expenditures as we develop next generation versions of our products as well as pursue certain scientific applications that are made possible by the capabilities of the Nano eNabler™ system.

Liquidity and Capital Resources

Our cash reserves were $57,773 on March 31, 2008, as compared to $268,930 as of December 31, 2007.   Our net working capital at March 31, 2008 was $482,456, as compared to net working capital of $1,072,145 at December 31, 2007.  The decrease in working capital is attributable to our loss from operations during the first quarter of 2008.

We used $217,599 of cash in our operating activities during the three month period ended March 31, 2008, as compared to $950,837 in the first three months of 2007 for these purposes.

We used cash of $71,726 during the first three months of 2008 to purchase equipment and pay for the costs of patenting and trademarking our intellectual property, as compared to $136,870 for these purposes during the three months ended March 31, 2007.

During the first three months of 2008 we used $27,186 to make payments on long-term debts, as compared to $11,147 during the first three months of 2007 for this purpose.

We have been financed to date through revenues from sale of our products, private equity offerings, loans from related parties, governmental grants and loans from government entities.  While our revenues have been increasing, and we expect this trend to continue, we anticipate that we will continue to require external financing in order to fund our operations.

During the first quarter of 2008 we put into place an accounts receivable factoring facility with a finance company.  This facility gives us the opportunity to accelerate the availability of cash from the sale of our products.  Subject to the finance company’s approval of the credit of the individual customer, we are able to sell customer invoices and receive advances of 80% of the amounts invoiced to domestic customers, and 70% of the amounts invoiced to international customers, with the remainder of the invoice amount, less financing costs, paid to us at the time that the customer pays the invoice.  During the first quarter of 2008 we received $120,354 in proceeds from this factoring relationship.

During the first quarter of 2008 we put into place a master equipment lease agreement with a lease finance company.  This agreement allows us to obtain lease financing for up to $150,000 of computer and scientific laboratory equipment through December 31, 2008.  We were able to complete a sale/leaseback transaction in April 2008 under the terms of this agreement, generating $22,813 of proceeds from the sale and leaseback of certain computer equipment that we purchased during 2007.

It is our intention to continue to augment our cash reserves via the issuance of our equity securities in private placements, or by incurring additional debt, in amounts such that we will be able to finance our continuing operations.  Any new sources of capital may involve substantial dilution to our shareholders. We have engaged the services of several investment banking firms and placement agents to assist us with our efforts to attract investment capital.  If we are unable to identify additional sources of capital, we will be required to limit certain of our business activities, including sales and marketing expenditures as well as research and development activities, and eventually, if we are unable to secure additional capital, cease operations.

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

We need to obtain additional capital no later than May 31, 2008 in order to sustain our operations.  While it is possible that we will be able to generate some of the needed capital via sales of our products and services, our need to obtain additional debt or equity financing is clear, and such financing likely must be obtained by May 31, 2008 for us to meet on a timely basis our obligations to employees and vendors.

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

As of the end of the period covered by this report, and with the participation of our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Certain weaknesses in the disclosure controls and procedures were identified prior to or during this quarter and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  These material weaknesses were described in that report as follows.

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

Due to these material weaknesses, we cannot conclude that for the quarter ended March 31, 2008, the design and operation of our disclosure controls and procedures were effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T).  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material developments to the legal proceeding in this quarter that were not previously reported in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Exhibit Name

10.1	Master Equipment Lease Agreement between Relational, LLC and BioForce Nanosciences, Inc., dated March 28, 2008

10.2	Form of Amendment Number 2 to the October 14, 2002 Amended and Restated Registration Rights Agreement, dated May 12, 2008 between FCPR SGAM Biotechnology Fund and BioForce Nanosciences Holdings, Inc., as successor to BioForce Nanosciences, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForce Nanosciences Holdings, Inc.

Date: May 15, 2008
Kerry M. Frey
Chief Executive Officer

Date: May 15, 2008
Gregory D. Brown
Chief Financial Officer