Form 10-Q
period 2008-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2008-08-14
CIK 1310488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-51074

BIOFORCE NANOSCIENCES HOLDINGS, INC.

---------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	38-3718471
---------------------------------------------------------	------------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1615 Golden Aspen Drive, Suite 101, Ames, Iowa 50010

--------------------------------------------------------------------

(Address of principal executive offices)

(515) 233-8333

----------------------------------

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]

Accelerated filer  [  ]

Non-accelerated filer  [  ]

Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [   ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,160,845 shares of Common Stock, $0.001 par value, as of August 11, 2008

BioForce Nanosciences Holdings, Inc.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis or Plan of Operation

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.

Controls and Procedures

19

Item 4A(T).

Controls and Procedures

20

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

21

Item 6.

Exhibits

21

BioForce Nanosciences Holdings, Inc.

Report on Form 10-Q

For the Quarter Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at June 30, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the three and six month periods ended June 30, 2008 and 2007, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	06/30/08	12/31/07
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 55,804	$ 268,930
Accounts receivable - trade, net	93,667	313,756
Account receivable - invoice factoring	34,112	-
Inventory	818,861	1,046,683
Prepaid expenses and other assets	55,287	146,007

Total current assets	1,057,731	1,775,376

PROPERTY AND EQUIPMENT
Computer equipment	89,826	113,963
Leasehold improvements	380,000	380,000
Scientific and laboratory equipment	897,882	889,368
Office furniture and fixtures	89,760	89,760
Total	1,457,468	1,473,091
Less accumulated depreciation	991,997	889,469

Net property and equipment	465,471	583,622

INTANGIBLE ASSETS
Patent costs, net of accumulated amortization of $93,900 and $78,502, respectively	681,582	641,017
Trademark costs, net of accumulated amortization of $19,705 and $15,471, respectively	101,372	90,908

Total intangible assets	782,954	731,925

TOTAL ASSETS	$ 2,306,156	$ 3,090,923

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	06/30/08	12/31/07
	(unaudited)

CURRENT LIABILITIES
Accounts payable	$ 542,802	$ 305,314
Accrued expenses	305,522	241,650
Deferred revenue	44,067	53,754
Recourse obligation - invoice factoring	5,002	-
Accrued dividends on Series A Convertible Preferred Stock	20,000	13,333
8% convertible secured promissory notes	218,383	-
Current portion of notes payable	57,250	89,180
Total current liabilities	1,193,026	703,231

LONG-TERM DEBT, NET	137,933	154,860

Total liabilities	1,330,959	858,091

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - 2008 and 2007: $0.001 par value, 10,000,000 shares authorized to be issued in various classes
Series A Convertible Preferred Stock - 2008 and 2007: $0.001 par value, 1,100,000 shares authorized, 1,000,000 shares issued and outstanding;
2008: liquidation value $520,000; 2007: liquidation value $513,333	1,000	1,000
Common stock - 2008 and 2007: $0.001 par value, 100,000,000 shares authorized;
2008: 25,116,401 shares issued and outstanding; 2007: 25,099,950 shares
issued and outstanding	25,116	25,100
Additional paid-in capital	16,784,083	16,341,714
Deferred stock offering costs	(20,000)	-

Accumulated deficit	(15,815,002)	(14,134,982)

Total stockholders' equity	975,197	2,232,832

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 2,306,156	$ 3,090,923

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$ 211,723	$ 184,811	$ 615,290	$ 543,566

COST OF GOODS SOLD	161,408	155,755	375,633	338,361

Gross margin	50,315	29,056	239,657	205,205

OPERATING EXPENSES
Research and development	306,309	292,048	604,799	570,848
Sales and marketing	295,311	323,397	585,006	629,405
General and administrative	352,721	673,513	795,696	1,332,221
Reimbursement of grant expenses	(65,352)	(165,297)	(165,247)	(290,220)
Total operating expenses	888,989	1,123,661	1,820,254	2,242,254

Loss from operations before other income (expense)	(838,674)	(1,094,605)	(1,580,597)	(2,037,049)

OTHER INCOME (EXPENSE)
Interest and other income	6,488	12,838	8,028	34,974
Interest expense	(52,535)	(3,791)	(58,314)	(6,800)
Total other income (expense)	(46,047)	9,047	(50,286)	28,174

Loss before income tax	(884,721)	(1,085,558)	(1,630,883)	(2,008,875)

INCOME TAX EXPENSE	-	-	-	-

Net loss	(884,721)	(1,085,558)	(1,630,883)	(2,008,875)

DIVIDENDS ON PREFERRED STOCK	10,000	-	20,000	-

Net loss on common stock	$ (894,721)	$ (1,085,558)	$ (1,650,883)	$ (2,008,875)

BASIC AND DILUTED LOSS PER SHARE	($0.04)	($0.05)	($0.07)	($0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	25,116,401	24,099,950	25,115,226	24,075,088

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2007 through June 30, 2008 (unaudited)

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid-In	Stock Offering	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Costs	(Deficit)	Equity
Balance at January 1, 2007	-	$ -	23,999,950	$ 24,000	$ 13,824,501	$ -	$ (9,906,603)	$ 3,941,898
Net loss for the year	-	-	-	-	-	-	(3,854,206)	(3,854,206)
Dividends on preferred stock	-	-	-	-	-	-	(13,333)	(13,333)
Dividend related to sale of warrants	-	-	-	-	218,546	-	(218,546)	-
Preferred stock conversion discount	-	-	-	-	142,294	-	(142,294)	-
Issuance of common stock
for services	-	-	100,000	100	256,400	-	-	256,500
Issuance of Series A Convertible
Preferred Stock for cash,
net of issuance costs of $130,696	1,000,000	1,000	-	-	65,474	-	-	66,474
Issuance of stock purchase warrants
for cash, net of issuance costs
of $200,733	-	-	-	-	102,097	-	-	102,097
Issuance of common stock upon
exercise of stock purchase warrants,
net of issuance costs of $45,000	-	-	1,000,000	1,000	454,000	-	-	455,000
Stock-based compensation expense -
options and warrants	-	-	-	-	1,278,402	-	-	1,278,402

Balance at December 31, 2007	1,000,000	1,000	25,099,950	25,100	16,341,714	-	(14,134,982)	2,232,832
Net loss for the six months ended
June 30, 2008	-	-	-	-	-	-	(1,630,883)	(1,630,883)
Dividends on preferred stock							(20,000)	(20,000)
Issuance of common stock in
payment of preferred stock dividend	-	-	16,451	16	13,317	-	-	13,333

Deferred stock offering costs incurred						(20,000)		(20,000)
Stock-based compensation expense -
options and warrants	-	-	-	-	301,843	-	-	301,843
Issuance of stock purchase warrants
for cash, net of issuance costs
of $4,931	-	-	-	-	69,036	-	-	69,036
Dividend related to sale of warrants	-	-	-	-	29,137	-	(29,137)	-
Intrinsic value of beneficial conversion
feature of 8% convertible secured
promissory notes	-	-	-	-	29,036	-	-	29,036

Balance at June 30, 2008 (unaudited)	1,000,000	$ 1,000	25,116,401	$ 25,116	$ 16,784,083	$ (20,000)	$ (15,815,002)	$ 975,197

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,630,883)	$ (2,008,875)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	129,824	121,630
Stock-based compensation expense	301,843	586,817
Interest expense due to intrinsic value of beneficial conversion option
on 8% convertible secured promissory notes	29,036	-
Interest expense due to amortization of issuance discount on
8% convertible secured promissory notes	7,419	-
Change in:
(Increase) Decrease in accounts receivable - trade, net	220,089	(249,969)
(Increase) Decrease in account receivable - invoice factoring	(34,112)	-
(Increase) Decrease in inventory	227,822	224,184
(Increase) Decrease in prepaid expenses and other assets	90,720	(60,185)
Increase (Decrease) in accounts payable	237,488	(258,877)
Increase (Decrease) in accrued expenses	63,872	64,325
Increase (Decrease) in deferred revenue	(9,687)	46,054
Increase (Decrease) in recourse obligation - factoring	5,002	-
Increase (Decrease) in accrued dividends on preferred stock	20,000	-

Net cash used by operating activities	(341,567)	(1,534,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(23,354)	(260,568)
Patent and trademark costs	(70,661)	(84,006)

Net cash used by investing activities	(94,015)	(344,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on long-term debt	(48,857)	(29,443)
Proceeds from issuance of 8% convertible secured promissory notes, net of
issuance costs	210,964	-
Proceeds from issuance of warrants, net of issuance costs	69,036	-
Dividends on preferred stock	(20,000)	-

Deferred stock offering costs	(20,000)	-
Proceeds from sale/leaseback of equipment	31,313	-
Proceeds from issuance of long-term debt	-	68,201

Net cash provided by financing activities	222,456	38,758

Net (decrease) increase in cash	(213,126)	(1,840,712)

CASH AND CASH EQUIVALENTS - beginning of period	268,930	2,602,686

CASH AND CASH EQUIVALENTS - end of period	$ 55,804	$ 761,974

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 21,859	$ 6,800

Cash paid for income taxes	$ -	$ -

Non-cash financing activities:
Common stock issued in payment of preferred stock dividend	$ 13,333	$ -

Common stock issued for financing services	$ -	$ 256,500

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc.

Notes to Financial Statements

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in our opinion, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report for the year ended December 31, 2007 on Form 10-KSB.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  Our platform product, the Nano eNabler™ system, was launched in 2005, with initial sales occurring in 2006.  Due to the fact that we are still at an early stage of development of the market for the Nano eNabler™ system and our other products, we have sustained significant operating losses in recent years.  As a result of these losses, we are dependent upon debt and equity financing, and revenues from the sales of our Nano eNabler™ system and other products, to fund our future operations.

Our plans to continue as a going concern are to continue to concentrate our efforts on raising additional capital through debt and/or equity financings, increasing public awareness of our products through marketing and, where possible, reducing our costs of operations.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Business Activity

We have developed our platform product, the Nano eNabler™ benchtop molecular printer, which we started marketing commercially in 2005. Other products include our Cyto eNabler™ molecular printer, consumable printing and surface patterning tools for use with the Nano eNabler™ system, surfaces which have been patterned with biological material, and our ProCleaner™ instrument for sterilization of various scientific laboratory items.  To date, the primary markets for our products have been academic and other research institutions in North America, Europe and Asia.  In April 2007, we discontinued our business activities related to the production and sale of certain products designed for use with atomic force microscopes and scanning probe microscopes.

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets (usually 5 to 7 years). Leasehold improvements are being amortized over a period of five years.  The leasehold improvements will be fully amortized in April 2010.  The leased property is being occupied pursuant to a lease which had an initial lease term of three years.  That initial lease term has expired, and in August 2008 we delivered notice to our landlord of our intent to terminate the lease as of the end of January 2009.  We are engaged in discussions with our landlord regarding our space needs beyond that date.  Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review.  In performing this assessment, we consider current market analysis and appraisal of the property and equipment, along with estimates of future cash flows.  We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of undepreciated assets.

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

Beneficial Conversion Feature

We have adopted Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” We have incurred debt with conversion features that provide for rates of conversion below market value.  We have also issued shares of our Series A Convertible Preferred Stock that provided for a rate of conversion to Common Stock that was below the market value of our Common Stock on the date of issuance.  These features were recorded as beneficial conversion features pursuant to EITF Issues No. 98-5 and 00-27.

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

Stock Options and Warrants

Prior to January 1, 2006, we accounted for employee stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with APB 25, no stock-based employee compensation cost was recognized for awards in the consolidated statements of operations for the periods prior to January 1, 2006, as all such awards had an exercise price equal to the market value of the Common Stock on the date of the grant.

Prior to January 1, 2006, we accounted for non-employee stock-based compensation, including issuance of warrants, in accordance with Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”  Amounts were based upon the fair value of the consideration received or the fair value of the equity instruments issued, whichever was more reliably measurable.  We estimated the fair value of stock purchase warrants issued prior to January 1, 2006 using the Black-Scholes option-pricing formula.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, total compensation cost includes compensation costs for all employee share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We estimated the fair value of our employee share-based awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and we continue to use this model.  We record compensation expense for stock options ratably over the option and warrant vesting periods.  Results for prior periods have not been restated.

Basic and Fully Diluted Loss Per Share of Common Stock

The basic loss per share of Common Stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Outstanding stock options, stock purchase warrants, and Series A Convertible Preferred Stock, which is convertible into shares of our Common Stock, and 8% convertible secured promissory notes which are convertible into shares of our Common Stock, have not been considered in the fully diluted loss per share calculations due to their anti-dilutive effect.

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

Note 4 - Inventories

Inventories consisted of the following at June 30, 2008 and December 31, 2007:

June 30,

December 31,

2008

2007

(unaudited)

Component parts and raw materials

$366,277

$465,254

Finished goods

225,511

258,259

Units placed at prospective customer sites

227,073

323,170

-------------

-------------

Total inventories

$818,861

$1,046,683

========

========

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

Note 6 – 8% Convertible Secured Promissory Notes and Warrants

In June 2008 we completed a private placement of securities from which we received gross proceeds of $300,000, and net proceeds after transaction costs of $280,000.  The securities issued in this placement included $300,000 in face value of our 8% convertible secured promissory notes, and warrants to purchase a total of 900,000 shares of our Common Stock.

In accordance with EITF 00-27, a portion of the net proceeds were allocated to the warrants based on their relative fair value, which totaled $98,173 using the Black Scholes option pricing model.  The difference between the effective conversion price of the 8% convertible secured promissory notes, based upon the $210,964 of net proceeds from the transaction which were allocated to the notes, and the fair value of our Common Stock on the date that the notes were issued, was recorded as a beneficial conversion option in accordance with EITF 00-27.  The beneficial conversion option, in the amount of $29,036, was recorded as interest expense and an increase to additional paid in capital. The $89,036 difference between the face value of the 8% convertible secured promissory notes and the portion of the proceeds allocated to the 8% convertible secured promissory notes will be amortized, and recorded as interest expense, over the twelve month term of the notes.  The difference between the fair value of the warrants and the portion of the net proceeds allocated to the warrants was recorded as a dividend in the amount of $29,137.  This dividend was recorded as a reduction of retained earnings and an increase to additional paid in capital.

The notes are convertible into shares of our Common Stock at a rate of one share of Common Stock for each $0.30 in face value of the notes.  This conversion price per share is subject to adjustment if we issue Common Stock, or securities convertible into Common Stock, for a price of less than $0.30 per share.  The holders of the notes have the right to convert the notes into any securities offering that we conduct while the notes are outstanding, on the terms of that offering.  If we conduct one or a series of securities offerings which raises at least $1,000,000 in gross proceeds while the notes are outstanding, we have the ability to require that the holders convert the notes on the terms of that subsequent offering, or into shares of Common Stock at the conversion price per share, with the holders having the option as to which of the conversion options will be used.   The notes are secured by all of our assets.

Note 7 – Long-Term Debt

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

We received a $100,000 non-interest bearing loan from the State of Iowa during 2005.  This loan is repayable in monthly installments of $1,667, and is secured by three specific pieces of our scientific and laboratory equipment.

We received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%.

We received a $68,201 loan from a finance company during 2007.  This loan was repayable in monthly installments of $5,484, which included interest at an annual rate of 7.67%.

We had the following debt obligations at June 30, 2008 and December 31, 2007:

June 30,

December 31,

2008

2007

(unaudited)

Note payable, CEBA, due semi-annually, non-interest

 bearing and unsecured, payments based upon revenues

$92,254

$92,254

Note payable, State of Iowa, payable in monthly

 installments, non-interest bearing, secured by certain

 scientific and laboratory equipment

58,333

66,667

Notes payable, City of Ames, Iowa, payable in monthly

 installments including interest at 2.125%, unsecured

44,596

52,939

Note payable, finance company, payable in monthly

  installments including interest at 7.67%, unsecured

-

32,180

------------

-------------

Total long-term debt obligations

$195,183

$244,040

Less current portion

(57,250)

(89,180)

-----------

------------

Long-term portion

$137,933

$154,860

=======

=======

Note 8 –Stock Warrants and Options

Warrants

At June 30, 2008, we had outstanding warrants that allow the holders to purchase up to 5,644,428 shares of our Common Stock at prices ranging from $0.30 to $3.90 per share, and 100,000 shares of our Series A Convertible Preferred Stock at a price of $0.50 per share.

Issuances of Common Stock warrants during the six months ended June 30, 2008 consisted of 900,000 warrants issued to the purchasers of our 8% convertible secured promissory notes.  Those warrants have a five year life, an exercise price of $0.30 per share, and may be exercised on a cashless basis beginning one year after the warrants’ issuance date if there is no effective registration statement on file with the Securities and Exchange Commission related to the shares issuable upon conversion of the warrants on the exercise date.  The exercise price of $0.30 per share is subject to adjustment should we issue shares of our Common Stock, or securities convertible into shares of our Common Stock, at a price per share of less than $0.30 per share.

Options

During the second quarter of 2007 our Board of Directors approved the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan.  Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 7,197,245 shares of our Common Stock.  This plan, which was approved by our shareholders on May 8, 2008, replaced the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan, the BioForce Nanosciences, Inc. 2003 Stock Option Plan and the BioForce Nanosciences, Inc. 2000 Amended and Restated Stock Option Plan.  As of June 30, 2008, there were 4,117,510 options outstanding under this plan at exercise prices of $0.38 to $4.60 per share.

Note 9 – Issuance of Common Stock

In January 2008 we issued 16,451 shares of our Common Stock in payment of the $13,333 of accrued dividends on our Series A Convertible Preferred Stock as of December 31, 2007.

Note 10 – Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock calls for a dividend of 8% per year, payable semi-annually.  The dividend may be paid, at our option, in shares of our Common Stock in lieu of cash.  The shares have a liquidation preference of $0.50 per share, plus any accrued and unpaid dividends, which much be paid before any payment shall be made or assets distributed to holders of our Common Stock.  The Series A Convertible Preferred Stock is convertible, at the option of the holder but no later than August 31, 2010, into shares of our Common Stock at the rate of one share of Common Stock for each $0.48 of liquidation preference, subject to adjustment if we issue Common Stock, or securities convertible info Common Stock, for a price lower than $0.48 per share.

Note 11 – Subsequent Events

Issuance of Common Stock

In July 2008 we issued 44,444 shares of our Common Stock in payment of the $20,000 of accrued dividends on our Series A Convertible Preferred Stock as of June 30. 2008.

Issuance of 8% Convertible Secured Promissory Notes

In July 2008 we completed a private placement of securities from which we received gross proceeds of $300,000.  The securities issued in this placement included $300,000 in face value of our 8% convertible secured promissory notes and warrants to purchase a total of 900,000 shares of our Common Stock.

The notes are convertible into shares of our Common Stock at a rate of one share of Common Stock for each $0.30 in face value of the notes.  This conversion price per share is subject to adjustment if we issue Common Stock, or securities convertible into Common Stock, for a price of less than $0.30 per share.  The holders of the notes have the right to convert the notes into any securities offering that we conduct while the notes are outstanding, on the terms of that offering.  If we conduct one or a series of securities offerings which raises at least $1,000,000 in gross proceeds while the notes are outstanding, we have the ability to require that the holders convert the notes on the terms of that subsequent offering, or into shares of Common Stock at the conversion price per share, with the holders having the option as to which of the conversion options will be used.   The notes are secured by all of our assets.

The warrants have a five year life, an exercise price of $0.30 per share, and may be exercised on a cashless basis beginning one year after the warrants’ issuance date if there is no effective registration statement on file with the Securities and Exchange Commission related to the shares issuable upon conversion of the warrants on the exercise date.  The exercise price of $0.30 per share is subject to adjustment should we issue shares of our Common Stock, or securities convertible into shares of our Common Stock, at a price per share of less than $0.30 per share.

License of Technology to Aspera Corp.

In August 2008 we completed a transaction whereby we licensed our portfolio of scientific applications technology, on a non-exclusive basis, to Aspera Corp. in exchange for the right to royalties based upon future revenues generated by Aspera Corp. as a result of the licensed technology.  The licensed technology is not related to any of our revenue generating products and services.  As a part of the transaction we acquired a 19% equity interest in Aspera Corp. for a nominal sum, transferred to Aspera Corp. four of our employees who were involved in the development of the licensed technology and governmental grants related to the licensed technology which we could not fulfill without the transferred employees, and sold to Aspera Corp. equipment with a book value of $38,202 in exchange for the right to receive up to 1,800 hours of scientific consulting services from Aspera Corp. over a twenty-four month period.

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

Management’s discussion and analysis provides a review of our operating results for the three and six month periods ended June 30, 2008 and 2007, and our financial condition at June 30, 2008.  The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition.  This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

Results of Operations

Three months ended June 30, 2008 and 2007

Revenues

Our revenues of $211,723 for the three months ended June 30, 2008 represented an increase of $26,912 (14.6%) over revenues of $184,811 for the three month period ended June 30, 2007.  The increase was primarily attributable to increases in sales of our ProCleaner™ instruments and warranty revenues associated with our Nano eNabler™ system customers.  There were two Nano eNabler™ systems sold during the three month period ended June 30, 2008, as compared to one Nano eNabler™ system having been sold during the three month period ended June 30, 2007.  The average selling price of the Nano eNabler™ systems sold during the second quarter of 2008 was lower than the price of the system sold during the first quarter of 2007 due to the 2008 sales being via distributors, with the distributors receiving a discount, whereas the 2007 sale was made directly to the customer.

Total revenues for the three month periods ended June 30, 2008 and 2007 were made up of the following components:

   2008

2007

Nano eNabler™ system sales

$124,636

$117,057

Nano eNabler™ system installation and training services

2,400

9,674

Nano eNabler™ system warranties

12,770

4,278

SPT™ surface patterning tools and Sindex™ silicon chips

6,161

9,817

ProCleaner™ instrument sales

49,566

34,755

Surface patterning services

430

-

AFM products

-

4,807

Other

15,760

4,423

------------

-----------

Total revenues

$211,723

$184,811

=======

=======

International sales represent a significant portion of our business, with approximately 50% of Nano eNabler™ system sales and 67% of our ProCleaner™ instrument revenues coming from international markets on a historical basis. Our results for the second quarter were consistent with these trends.  The percentage of our business attributable to international customers has not changed significantly during the past three years.

In April 2007, we discontinued our business activities related to the production and sale of our AFM products.  These activities did not constitute a material portion of our business operations.

Gross Margins

Overall gross margins were 23.8% during the three months ended June 30, 2008, as compared to 15.7% during the three months ended June 30, 2007.  The gross margin increase from 2007 to 2008 was a result of cost reduction measures instituted subsequent to June 30, 2007, and increased sales of our ProCleaner™ instrument, which has a high gross margin.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our stock compensation plans.  Our operating expenses for the three months ended June 30, 2008 reflect $126,524 of costs recorded as a result of the implementation of SFAS 123R, as compared to $254,524 for the three months ended June 30, 2007.

Research and development costs for the three month period ended June 30, 2008 were $306,309 as compared to $292,048 for the three month period ended June 30, 2007.  The $14,261 (4.9%) increase from 2007 to 2008 was primarily a result of compensation costs related to our establishment of the Chief Science Officer position in January 2008, offset by a decrease in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the three month period ended June 30, 2008 were $295,311 as compared to $323,397 for the three month period ended June 30, 2007.  The $28,086 (8.7%) decrease from 2007 to 2008 was primarily a result of our elimination of the Director of Communications position in August 2007, and our shift in domestic sales strategy from direct sales to a lower fixed cost, distributor-based sales model.

General and administrative costs for the three month period ended June 30, 2008 were $352,721 as compared to $673,513 for the three month period ended June 30, 2007.  The $320,792 (47.6%) decrease from 2007 to 2008 was primarily a result of our Chief Operating Officer being appointed as our Chief Executive Officer in January 2008, and elimination of the Chief Operating Officer position as of that same date, elimination of our General Counsel position in September 2007, a reduction in the general and administrative costs recorded as a result of implementation of SFAS 123R, and a reduction in our spending on professional fees related to intellectual property defense and maintenance.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health.  Amounts received during the three months ended June 30, 2008 were $65,352 as compared to $165,297 during the three month period ended June 30, 2007.  The decrease from 2007 to 2008 reflects our reduced spending on non-salary costs of grant-related activities.

Interest and Other Income

Interest and other income for the three months ended June 30, 2008 was $6,488 as compared to $12,838 for the three months ended June 30, 2007.  The decrease from 2007 to 2008 is a result of lower average cash balances available for investment during 2008, offset to a degree by a gain on the sale and leaseback of certain equipment during 2008.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $52,535, as compared to $3,791 for the three months ended June 30, 2007.  The increase from 2007 to 2008 is a result of costs associated with borrowings on our accounts receivable financing facility which was put into place during 2008, interest on our 8% convertible secured promissory notes which were issued in June 2008, $7,419 of amortization of the issuance discount on the 8% convertible secured promissory notes, and $29,036 recorded as interest expense related to the beneficial conversion option on our 8% convertible secured promissory notes issued during the period.

Net Loss

As a result of the above-mentioned items, our net loss for the three months ended June 30, 2008 was $884,721, as compared to a net loss of $1,085,558 for the three months ended June 30, 2007.

Six months ended June 30, 2008 and 2007

Revenues

Our revenues of $615,290 for the six months ended June 30, 2008 represented an increase of $71,724 (13.2%) over revenues of $543,566 for the three month period ended June 30, 2007.  The increase was primarily attributable to increases in sales of our ProCleaner™ instruments and warranty revenues associated with our Nano eNabler™ system customers, and having sold seven  Nano eNabler™ systems during the six month period ended June 30, 2008, as compared to four Nano eNabler™ systems having been sold during the six month period ended June 30, 2007.  The average selling price of the Nano eNabler™ systems sold during 2008 was lower than that of the systems sold during 2007 due to an increase in the number of sales being made through distributors and to Pilot Placement Program sites.

Total revenues for the three month periods ended June 30, 2008 and 2007 were made up of the following components:

   2008

2007

Nano eNabler™ system sales

$445,530

$412,315

Nano eNabler™ system installation and training services

14,020

12,082

Nano eNabler™ system warranties

23,307

7,642

SPT™ surface patterning tools and Sindex™ silicon chips

10,601

23,005

ProCleaner™ instrument sales

85,061

69,290

Surface patterning services

430

-

AFM products

-

14,009

Other

36,341

5,223

------------

-----------

Total revenues

$615,290

$543,566

=======

=======

International sales represent a significant portion of our business, with approximately 50% of Nano eNabler™ system sales and 67% of our ProCleaner™ instrument revenues coming from international markets on a historical basis.  Our results for the second quarter were consistent with these trends.  The percentage of our business attributable to international customers has not changed significantly during the past three years.

In April 2007, we discontinued our business activities related to the production and sale of our AFM products.  These activities did not constitute a material portion of our business operations.

Gross Margins

Overall gross margins were 38.9% during the six months ended June 30, 2008, as compared to 37.8% during the three months ended June 30, 2007.  The gross margin increase from 2007 to 2008 was a result of cost reduction measures instituted subsequent to June 30, 2007, and increased sales of our ProCleaner™ instrument, which has a high gross margin, offset by the lower average selling price of the Nano eNabler™ systems sold during 2008.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our stock compensation plans.  Our operating expenses for the six months ended June 30, 2008 reflect $296,743 of costs recorded as a result of the implementation of SFAS 123R, as compared to $561,137 for the six months ended June 30, 2007.

Research and development costs for the six month period ended June 30, 2008 were $604,799 as compared to $570,848 for the six month period ended June 30, 2007.  The $33,951 (5.9%) increase from 2007 to 2008 was primarily a result of compensation costs related to our establishment of the Chief Science Officer position in January 2008, offset by a decrease in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the six month period ended June 30, 2008 were $585,006 as compared to $629,405 for the six month period ended June 30, 2007.  The $44,399 (7.1%) decrease from 2007 to 2008 was primarily a result of our elimination of the Director of Communications position in August 2007, and our shift in domestic sales strategy from direct sales to a lower fixed cost, distributor-based sales model.

General and administrative costs for the six month period ended June 30, 2008 were $795,696 as compared to $1,332,221 for the six month period ended June 30, 2007.  The $536.525 (40.3%) decrease from 2007 to 2008 was primarily a result of our Chief Operating Officer being appointed as our Chief Executive Officer in January 2008, and elimination of the Chief Operating Officer position as of that same date, elimination of our General Counsel position in September 2007, a reduction in the general and administrative costs recorded as a result of implementation of SFAS 123R, and a reduction in our spending on professional fees related to intellectual property defense and maintenance.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health.  Amounts received during the six months ended June 30, 2008 were $165,247 as compared to $290,220 during the six month period ended June 30, 2007.  The decrease from 2007 to 2008 reflects our reduced spending on non-salary costs of grant-related activities.

Interest and Other Income

Interest and other income for the six months ended June 30, 2008 was $8,028 as compared to $34,974 for the six months ended June 30, 2007.  The decrease from 2007 to 2008 is a result of lower average cash balances available for investment during 2008, offset to a degree by a gain on the sale and leaseback of certain equipment during 2008.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $58,314, as compared to $6,800 for the six months ended June 30, 2007.  The increase from 2007 to 2008 is a result of costs associated with borrowings on our accounts receivable financing facility which was put into place during 2008, interest on our 8% convertible secured promissory notes which were issued in June 2008, $7,419 of amortization of the issuance discount on the 8% convertible secured promissory notes, and $29,036 recorded as interest expense related to the beneficial conversion option on our 8% convertible secured promissory notes issued during the period.

Net Loss

As a result of the above-mentioned items, our net loss for the six months ended June 30, 2008 was $1,630,883, as compared to a net loss of $2,008,875 for the six months ended June 30, 2007.

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

We expect our levels of operating expenses to increase as our business expands.  In particular, we foresee increases in our sales and marketing expenditures as we seek to increase access to the available markets for our products.

Our research and development expenditures will reduce as a result of having transferred four of our employees to Aspera Corp. in August 2008, and our Chief Science Officer role changing to a part-time rather than full-time position as of September 1, 2008.

Our reimbursement of grant expenses will decrease in future periods due to our transfer of grants related to the technology that we licensed to Aspera Corp.

Liquidity and Capital Resources

Our cash reserves were $55,804 on June 30, 2008, as compared to $268,930 as of December 31, 2007.   Our net working capital deficit at June 30, 2008 was $135,295, as compared to net working capital of $1,072,145 at December 31, 2007.  The decrease in working capital is attributable to our loss from operations during the first six months of 2008.

We used $341,567 of cash in our operating activities during the six month period ended June 30, 2008, as compared to $1,534,896 in the first six months of 2007 for these purposes.

We used cash of $94,015 during the first six months of 2008 to purchase equipment and pay for the costs of patenting and trademarking our intellectual property, as compared to $344,574 for these purposes during the six months ended June 30, 2007.

During the first six months of 2008 we used $48,857 to make payments on long-term debts, as compared to $29,443 during the first three months of 2007 for this purpose.

During the six months ended June 30, 2008 we received net proceeds of $280,000 from the sale of our 8% convertible secured promissory notes and Common Stock purchase warrants.  There were no such proceeds during the first six months of 2007.

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

During the first quarter of 2008 we put into place a master equipment lease agreement with a lease finance company.  This agreement allows us to obtain lease financing for up to $150,000 of computer and scientific laboratory equipment through December 31, 2008.  We were able to complete two sale/leaseback transactions during the second quarter of 2008 under the terms of this agreement, generating $31,313 of proceeds from the sale and leaseback of certain computer and scientific equipment purchased in prior quarters.

In July 2008 we generated $300,000 in proceeds from the sale of $300,000 in face value of our 8% convertible secured promissory notes and 900,000 Common Stock purchase warrants.

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

Due to the fact that we are still at an early stage of development of the market for the Nano eNabler™ system and our other products, we have sustained significant operating losses and are dependent upon debt and equity financing and increased revenues from the sale of our Nano eNabler™ system and other products to fund our future operations.  Our ability to continue as a going concern is dependent on our ability to raise capital for marketing our products and to increase revenues to cover operating expenses.  If we are unable to secure adequate financing or increase revenues, there is substantial doubt about our ability to continue as a going concern.

We need to obtain additional capital no later than September 15, 2008 in order to sustain our operations.  While it is possible that we will be able to generate some of the needed capital via sales of our products and services, our need to obtain additional debt or equity financing is clear, and such financing likely must be obtained by September 15, 2008 for us to meet on a timely basis our obligations to employees and vendors.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4.  Controls and Procedures.

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

Due to these material weaknesses, we cannot conclude that for the three and six months period ended June 30, 2008, or as of June 30, 2008, the design and operation of our disclosure controls and procedures were effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4A(T).  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 8, 2007, we received notice that a request for reexamination of our U.S. Patent No. 6,998,228, which was issued to BioForce on February 14, 2006, was filed by NanoInk, Inc. with the U.S. Patent and Trademark Office (“US PTO”).  This patent describes a process for depositing biomolecules onto surfaces to create domains with an area of less than one micron squared.  This patent and a patent application filed by BioForce are divisionals of the provisional patent application from which Patent 369 issued.  The US PTO accepted the request for reexamination and conducted the reexamination.  On April 1, 2008, the US PTO issued a notice of its intent to confirm eight of the patent claims as submitted, to confirm 32 of the patent claims as amended, to disallow four of the patent claims, and to close its reexamination of the patent.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Please refer to the Current Report filed on Form 8-K on June 16, 2008 for details of our sale of 8% convertible secured promissory notes and Common Stock purchase warrants.

Item 3.  Defaults Upon Senior Securities.

We are not in default under any of our borrowing agreements, and have recieved no notices of default from our lenders.

At present, we are in arrears, in the aggregate amount of $19,416, in our scheduled payments on loans from state and local governmental agencies. This arrearage is a result of us applying our cash resources to best support our operational needs.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 8, 2008, we held our annual meeting of stockholders.  At this meeting there were two matters submitted to a vote of the holders of our Common Stock.

A vote was taken regarding the proposal to elect as directors to one year terms the five person slate of Kerry Frey, Eric Henderson, Larry Gold, Jean-Jacques Sunier and Michael Dunham.  The vote tallies were:

Kerry Frey: 16,615,878 Yes; 0 No; 27,420 Abstain

Eric Henderson: 16,615,878 Yes; 0 No; 27,420 Abstain

Larry Gold: 16,642,298 Yes; 0 No; 1,000 Abstain

Jean-Jacques Sunier: 16,615,998 Yes; 0 No; 27,300 Abstain

Michael Dunham: 16,642,298 Yes; 0 No; 1,000 Abstain

The five directors were elected to a term of office until the next annual meeting of stockholders.

A vote was taken regarding the proposal to approve the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan.  The vote tallies were 12,919,737 Yes; 21,920 No; 203,421 Abstain; and 3,498,421 broker non-votes, and the proposal passed.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit

Exhibit Name

   No.

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

BioForce Nanosciences Holdings, Inc.

Date:  August 14, 2008

/s/ Kerry M. Frey_________________

Kerry M. Frey

Chief Executive Officer

Date:  August 14, 2008

/s/ Gregory D. Brown______________

Gregory D. Brown

Chief Financial Officer