Form 10KSB/A
period 2007-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2008-08-27
CIK 1310488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1 to Form 10-KSB)
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

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

BioForce Nanosciences Holdings, Inc.

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A (the "Amendment") amends the annual report of BioForce Nanosciences Holdings, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008 (the "Original Filing"). This Amendment (i) modifies our disclosures in Item 8A - Controls and Procedures, Item 8A(T)- Management's Report on Internal Controls Over Financial Reporting, to include definitive statements about our assessment of the effectiveness of our disclosure controls and procedures as of December 31, 2007, (ii) makes a wording change to the audit report of our independent registered public accounting firm, and (iii) corrects an error in our Consolidated Statements of Stockholders' Equity for the Period January 1, 2006 through December 31, 2007. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. In addition, an updated auditor's consent is being filed as Exhibit 23.2.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. This Amendment does not reflect events occurring after the date of the Original Filing or modify or updated any disclosures that may have been affected by subsequent event. Except as described above, all other information included in the Original Filing remains unchanged.

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

Based upon their evaluation, our management concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective, for the reasons described in Management's Report on Internal Control Over Financial Reporting in Item 8A(T) of this 2007 Annual Report on Form 10-KSB.

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

As a result of the deficiencies set forth above, our management believes that, as of December 31, 2007, our internal control over financial reporting was not effective, based upon the COSO control criteria.

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

3.1	Articles of Incorporation (as amended) (2)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (3)

3.3	By-Laws (as amended) (9)

4.1	Promissory Note between BioForce Nanosciences, Inc. and the Iowa Department of Economic Development PIAP Program dated November 5, 2007 (9)

4.2	User Service Agreement dated March 17, 2008 between BioForce Nanosciences Holdings, Inc. and CJM Financial, Inc. (9)

4.3	Form of Series A Warrant (3)

4.4	Form of Series B Warrant (3)

4.5	Form of Series C Warrant (3)

4.6	Form of Series D Warrant (3)

4.7	Form of Series E Warrant (3)

4.8	Form of Series J Warrant (3)

4.9	Form of Series F Warrant (3)

10.1	Amended and Restated Registration Rights Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund, dated October 14, 2002 (2)

10.2
Form of Lock-up/Leak-out Agreements dated September 6, 2006 between BioForce Nanosciences Holdings, Inc. and five shareholders including Eric Henderson, Harvey Kaye and FCPR SGAM Biotechnology Fund  (2)

10.3	Consulting Agreement between BioForce Nanosciences Holdings, Inc. and Gulfstream Capital Group, LLC dated November 15, 2006 (2)

10.4	Letter cancelling prior agreements between Gulfstream Capital Group, LLC and BioForce Nanosciences Holdings, Inc., dated December 12, 2006 (2)

10.5	Commercial Lease between BioForce Nanosciences, Inc. and Randall Corporation dated November 19, 2004, as amended January 2, 2007 (2)

10.6	Lease Amendment Number 2, dated September 20, 2007, between Randall Corporation and BioForce Nanosciences, Inc. (8)

10.7	Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc. dated April 1, 2006, (4)

10.8	Amendment Number 1 to Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc., dated June 13, 2007 (7)

10.9	Amendment Number 2 to Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc., dated January 21, 2008 (9)

10.10	Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc. dated June 1, 2006 (2)

10.11	Amendment Number 1 to Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated June 1, 2006 (7)

10.12	Amendment Number 2 to Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated January 21, 2008 (9)

10.13	Employment Letter between Gregory D. Brown and BioForce Nanosciences Holdings, Inc., dated December 27, 2007 (5)

10.14	Employment Agreement between Gregory D. Brown and BioForce Nanosciences Holdings, Inc., dated August 13, 2007 (7)

10.15	Summary of Consulting Arrangement between Kerry M. Frey and BioForce Nanosciences for 2005 and 2006 (2)

10.16	Summary of Compensation for Directors of BioForce Nanosciences Holdings, Inc. (2)

10.17	BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan (6)

10.18	Form of Stock Option Agreement for BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan (2)

10.19	BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan (7)

10.20	Form of Stock Option Agreement for BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan (7)

10.21	BioForce Nanosciences, Inc. 2003 Stock Option Plan (2)

10.22	Form of Stock Option Agreement for BioForce Nanosciences, Inc. 2003 Stock Option Plan (2)

10.23	Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan (2)

10.24	Form of Incentive Stock Option Agreement for Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan (2)

10.25	Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock (2)

10.26	Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock with Registration Rights, as issued to Gulfstream Capital Group, LLC. (2)

10.27	Community Economic Betterment Account (CEBA) “Venture Project Component” Royalty Agreement, dated July 10, 2001 (2)

10.28	Iowa Department of Economic Development PIAP Loan Agreement, awarded March 14, 2003 (2)

10.29	City of Ames Economic Development Revolving Loan Fund Program Loan Agreement, executed January 28, 2005 (2)

10.30	Economic Development Community Investment Fund Program Loan Agreement, executed February 24, 2005 (2)

10.31	Note and Warrant Purchase Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund, dated as of July 29, 2005 (2)

10.32	Form of Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated August 31, 2007 (3)

10.33	Form of Registration Rights Agreement, dated August 31, 2007 (3)

10.34	Form of Lock-Up Agreement, dated August 31, 2007 (3)

10.35	Letter Agreement, dated July 12, 2007, between BioForce Nanosciences Holdings, Inc. and TriPoint Global Equities, LLC, as placement agent (3)

10.36
Form of Amendment Number 1 to the October 14, 2002 Amended and Restated Registration Rights Agreement, made effective as of September 29, 2007, between FCPR SGAM Biotechnology Fund and BioForce Nanosciences Holdings, Inc., as successor to BioForce Nanosciences, Inc. (8)

21.1	Our only subsidiary is BioForce Nanosciences, Inc., a Delaware corporation

23.1	Consent of Chisholm, Bierwolf & Nilson, LLC (9)

23.2	Consent of Chisholm, Bierwolf & Nilson, LLC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on March 2, 2006.

(2)	Incorporated by reference to an exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 2, 2007.

(3)	Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on September 7, 2007.

(4)	Incorporated by reference to an exhibit to our Quarterly Report on Form 10-WSB for the quarter ended June 30, 2006, filed on August 7, 2006.

(5)	Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on January 16, 2007.

(6)	Incorporated by reference to Appendix B of our Schedule 14C Information Statement filed on January 10, 2006.

(7)	Incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007.

(8)	Incorporated by reference to an exhibit filed with our Registration Statement on Form SB-2 on October 1, 2007.

(9)	Incorporated by reference to an exhibit filed with our Annual Report on Form 10-KSB on March 31, 2008.

Item 14.	Principal Accountant Fees and Services.

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
Kerry M. Frey, President and Chief Executive Officer
Date: Augsut 27, 2008

In accordance with the Exchange Act, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kerry M. Frey	President, Chief Executive Officer and Director	Augsut 27, 2008
Kerry M. Frey

By:	/s/ Gregory D. Brown	Executive Vice President and Chief Financial Officer	Augsut 27, 2008
Gregory D. Brown

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2006 THROUGH DECEMBER 31, 2007

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balances at January 1, 2006	-	$-	11,142,276	$111,423	$5,915,024	$(2,500)	$(5,932,520)	$91,427
Net loss for the year	-	-	-	-	-	-	(3,974,083)	(3,974,083)

Issuance of common stock in satisfaction of debt	-	-	2,392,198	23,922	1,617,246	-	-	1,641,168
Issuance of common stock for cash, net of issuance costs of $902,018	-	-	4,000,000	40,000	5,057,982	-	-	5,097,982

Stock-based compensation expense - options and warrants	-	-	-	-	1,085,404	-	-	1,085,404
Recapitalization	-	-	6,465,476	(151,345)	148,845	2,500	-	-

Balances at December 31, 2006	-	-	23,999,950	24,000	13,824,501	-	(9,906,603)	3,941,898
Net loss for the year	-	-	-	-	-	-	(3,854,206)	(3,854,206)
Dividends on preferred stock	-	-	-	-	-	-	(13,333)	(13,333)
Dividends related to sale of warrants	-	-	-	-	218,546	-	(218,546)	-
Preferred stock conversion discount	-	-	-	-	142,294	-	(142,294)	-
Issuance of common stock for services	-	-	100,000	100	256,400	-	-	256,500
Issuance of Series A Convertible Preferred Stock for cash, net of issuance costs of $130,696	1,000,000	1,000	-	-	65,474	-	-	66,474
Issuance of stock purchase warrants for cash, net of issuance costs of $200,733	-	-	-	-	102,097	-	-	102,097
Issuance of common stock upon exercise of stock purchase warrants, net of issuance costs of $45,000	-	-	1,000,000	1,000	454,000	-	-	455,000
Stock-based compensation expense - options and warrants	-	-	-	-	1,278,402	-	-	1,278,402

Balances at December 31, 2007	1,000,000	$1,000	25,099,950	$25,100	$16,341,714	$-	$(14,134,982)	$2,232,832

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