Form 10QSB/A
period 2008-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2008-08-28
CIK 1310488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1 to Form 10-QSB)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  25,116,451 shares of Common Stock, $0.001 par value, as of April 30, 2008

Transitional Small Business Disclosure Format:  Yes [  ]     No [ X ]

================================================================================================================================================================================

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (the "Amendment") amends the quarterly report of BioForce Nanosciences Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”). This Amendment modifies our disclosures in Item 3 - Controls and Procedures.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. All other disclosures and exhibits as filed in the Original Filing are hereby incorporated by reference as to such. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission(“SEC”).

There are no other changes to the Original Filing, other than those outlined in this document. This Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

Due to these material weaknesses, we conclude that for the quarter ended March 31, 2008, and as of March 31, 2008, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

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

  32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForce Nanosciences Holdings, Inc.

Date:  August 28, 2008

/s/ Kerry M. Frey_________________

Kerry M. Frey

Chief Executive Officer

Date:  August 28, 2008

/s/ Gregory D. Brown______________

Gregory D. Brown

Chief Financial Officer