Form 10-Q/A
period 2008-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2008-08-29
CIK 1310488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,160,845 shares of Common Stock, $0.001 par value, as of August 11, 2008

=====================================================================================================================================================================

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the quarterly report of BioForce Nanosciences Holdings, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August 4, 2008 (the “Original Filing”). This Amendment modifies our disclosures in Item 4 - Controls and Procedures.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. All other disclosures and exhibits as filed in the Original Filing are hereby incorporated by reference as to such. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission (“SEC”).

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

Due to these material weaknesses, we conclude that for the three and six month periods ended June 30, 2008, and as of June 30, 2008, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

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

Date:  August 29, 2008

/s/ Kerry M. Frey_________________

Kerry M. Frey

Chief Executive Officer

Date:  August 29, 2008

/s/ Gregory D. Brown______________

Gregory D. Brown

Chief Financial Officer