Form 10-Q
period 2008-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2008-11-14
CIK 1310488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,260,845 shares of Common Stock, $0.001 par value, as of November 11, 2008.

BioForce Nanosciences Holdings, Inc.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis or Plan of Operation

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.

Controls and Procedures

20

Item 4A(T).

Controls and Procedures

22

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

BioForce Nanosciences Holdings, Inc.

Report on Form 10-Q

For the Quarter Ended September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of BioForce Nanosciences Holdings, Inc. at September 30, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the three and nine month periods ended September 30, 2008 and 2007, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	09/30/08	12/31/07
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 12,177	$ 268,930
Accounts receivable - trade, net	269,092	313,756
Inventory	769,318	1,046,683
Prepaid expenses and other assets	76,556	146,007

Total current assets	1,127,143	1,775,376

PROPERTY AND EQUIPMENT
Computer equipment	79,774	113,963
Leasehold improvements	380,000	380,000
Scientific and laboratory equipment	663,978	889,368
Office furniture and fixtures	78,534	89,760
Total	1,202,286	1,473,091
Less accumulated depreciation	827,325	889,469
Net property and equipment	374,961	583,622

INTANGIBLE ASSETS
Patent costs, net of accumulated amortization of $102,576 and $78,502, respectively	571,714	641,017
Trademark costs, net of accumulated amortization of $21,885 and $15,471, respectively	103,095	90,908
Total intangible assets	674,809	731,925

OTHER ASSETS
Long-term receivables	20,500	-
Investment in Aspera Corp.	23	-
Total other assets	20,523	-

TOTAL ASSETS	$ 2,197,436	$ 3,090,923

The accompanying notes are an integral part of these consolidated financial statements.
3

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	09/30/08	12/31/07
	(unaudited)

CURRENT LIABILITIES
Accounts payable	$ 505,711	$ 305,314
Accrued expenses	320,868	241,650
Note payable - accounts receivable factoring	150,605	-
Accrued dividends on preferred stock	10,000	13,333
Deferred revenue	32,396	53,754
8% convertible secured promissory notes	488,142	-
Current portion of long-term notes payable	80,023	89,180
Total current liabilities	1,587,745	703,231

LONG-TERM DEBT, NET	115,160	154,860

Total liabilities	1,702,905	858,091

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - 2008 and 2007: $0.001 par value, 10,000,000 shares authorized to be issued in various classes
Series A Convertible Preferred Stock -2008 and 2007: $0.001 par value 1,100,000 shares authorized, 1,000,000 shares issued and outstanding, 2008: liquidation
value $510,000; 2007: liquidation value $513,333	1,000	1,000
Common stock - 2008 and 2007: $0.001 par value, 100,000,000 shares authorized,
2008: 25,160,845 shares issued and outstanding; 2007: 25,099,950 shares
issued and outstanding	25,161	25,100
Additional paid-in capital	16,999,321	16,341,714
Deferred stock offering costs	(25,000)	-
Accumulated deficit	(16,505,951)	(14,134,982)
Total stockholders' equity	494,531	2,232,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,197,436	$ 3,090,923

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$ 240,865	$ 35,842	$ 856,155	$ 579,408

COST OF GOODS SOLD	137,160	95,557	512,793	433,918

Gross margin	103,705	(59,715)	343,362	145,490

OPERATING EXPENSES
Research and development	294,034	326,354	898,833	897,202
Sales and marketing	221,212	289,610	806,218	919,015
General and administrative	334,962	628,654	1,130,658	1,960,875
Reimbursement of grant expenses	(101,934)	(125,195)	(267,181)	(415,415)
Total operating expenses	748,274	1,119,423	2,568,528	3,361,677

Loss from operations before other income (expense)	(644,569)	(1,179,138)	(2,225,166)	(3,216,187)

OTHER INCOME (EXPENSE)
Interest and other income	264	6,262	8,292	41,236
Debt forgiveness income	-	164,250	-	164,250
Abandoned stock offering costs	-	(256,500)	-	(256,500)
Gain on equipment sale	44,434	-	44,434	-
Interest expense	(59,774)	(3,719)	(118,088)	(10,519)
Total other income (expense)	(15,076)	(89,707)	(65,362)	(61,533)

Loss before income tax	(659,645)	(1,268,845)	(2,290,528)	(3,277,720)

INCOME TAX EXPENSE	-	-	-	-

Net loss	$ (659,645)	$ (1,268,845)	$ (2,290,528)	$ (3,277,720)

DIVIDENDS ON PREFERRED STOCK	10,000	134,444	30,000	134,444

Net loss on common stock	$ (669,645)	$ (1,403,289)	$ (2,320,528)	$ (3,412,164)

BASIC AND DILUTED LOSS PER SHARE	($0.03)	($0.06)	($0.09)	($0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	25,154,082	24,099,950	25,128,272	24,083,466

The accompanying notes are an integral part of these consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period January 1, 2007 through September 30, 2008 (unaudited)

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid-In	Stock Offering	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Costs	(Deficit)	Equity
Balance at January 1, 2007	-	$ -	23,999,950	$ 24,000	$ 13,824,501	$ -	$ (9,906,603)	$ 3,941,898
Net loss for the year	-	-	-	-	-	-	(3,854,206)	(3,854,206)
Dividends on preferred stock	-	-	-	-	-	-	(13,333)	(13,333)
Dividends related to sale of warrants	-	-	-	-	218,546	-	(218,546)	-
Preferred stock conversion discount	-	-	-	-	142,294	-	(142,294)	-
Issuance of common stock
for services	-	-	100,000	100	256,400	-	-	256,500
Issuance of Series A Convertible
Preferred Stock for cash,
net of issuance costs of $130,696	1,000,000	1,000	-	-	65,474	-	-	66,474
Issuance of stock purchase warrants
for cash, net of issuance costs
of $200,733	-	-	-	-	102,097	-	-	102,097
Issuance of common stock upon
exercise of stock purchase warrants,
net of issuance costs of $45,000	-	-	1,000,000	1,000	454,000	-	-	455,000
Stock-based compensation expense -
options and warrants	-	-	-	-	1,278,402	-	-	1,278,402

Balance at December 31, 2007	1,000,000	1,000	25,099,950	25,100	16,341,714	-	(14,134,982)	2,232,832
Net loss for the nine months ended
September 30, 2008	-	-	-	-	-	-	(2,290,528)	(2,290,528)
Dividends on preferred stock	-	-	-	-	-	-	(30,000)	(30,000)
Issuance of common stock in
payment of preferred stock dividends	-	-	60,895	61	33,272	-	-	33,333
Deferred stock offering costs	-	-	-	-	-	(25,000)	-	(25,000)
Stock-based compensation expense -
options and warrants	-	-	-	-	405,820	-	-	405,820
Issuance of stock purchase warrants
for cash, net of issuance costs
of $4,931	-	-	-	-	139,037	-	-	139,037
Dividends related to sale of warrants	-	-	-	-	50,441	-	(50,441)	-
Intrinsic value of beneficial conversion
feature of 8% convertible secured notes	-	-	-	-	29,037	-	-	29,037

Balance at September 30, 2008 (unaudited)	1,000,000	$ 1,000	25,160,845	$ 25,161	$ 16,999,321	$ (25,000)	$ (16,505,951)	$ 494,531

The accompanying notes are an integral part of these consolidated financial statements.
			6

BIOFORCE NANOSCIENCES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,290,528)	$ (3,277,720)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	191,949	185,267
Stock-based compensation expense	405,820	863,729
Patent/trademark abandonment	124,515	-
Interest expense due to intrinsic value of beneficial conversion option
on 8% convertible secured promissory notes	29,037	-
Interest expense due to amortization of issuance discount on
8% convertible secured promissory notes	47,179	-
Gain on sale of property and equipment	44,434	-
Abandoned stock offering costs	-	256,500
Debt forgiveness income	-	(164,250)
Change in:
(Increase) Decrease in accounts receivable	44,664	15,778
(Increase) Decrease in inventory	277,365	64,519
(Increase) Decrease in prepaid expenses and other assets	69,451	(47,045)
(Increase) Decrease in long-term receivables	(20,500)	-
Increase (Decrease) in accounts payable	200,397	(187,890)
Increase (Decrease) in accrued expenses	79,218	228,819
Increase (Decrease) in accrued dividends on preferred stock	30,000	-
Increase (Decrease) in deferred revenue	(21,358)	33,464
Net cash used by operating activities	(788,357)	(2,028,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(27,674)	(257,659)
Patent and trademark costs	(98,760)	(143,095)
Investment in Aspera Corp.	(23)	-
Net cash used by investing activities	(126,457)	(400,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on long-term debt	(48,857)	(46,909)
Proceeds from issuance of 8% convertible secured promissory notes, net of
issuance costs	440,963	-
Proceeds from accounts receivable financing	492,313	-
Payments made on accounts receivable financing	(341,708)	-
Proceeds from issuance of warrants, net of issuance costs	139,037	229,729
Proceeds from issuance of preferred stock, net of issuance costs	-	131,111
Dividends on preferred stock	(30,000)	(3,333)
Deferred stock offering costs	(25,000)	-
Proceeds from sale/leaseback of equipment	31,313	-
Proceeds from issuance of long-term debt	-	68,201
Net cash provided by financing activities	658,061	378,799

Net (decrease) increase in cash	(256,753)	(2,050,784)

CASH AND CASH EQUIVALENTS - beginning of period	268,930	2,602,686

CASH AND CASH EQUIVALENTS - end of period	$ 12,177	$ 551,902

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ 70,909	$ 3,116

Cash paid for income taxes	$ -	$ -

Non-cash financing activities:
Common stock issued in payment of preferred stock dividend	$ 33,333	$ -

Common stock issued for financing services	$ -	$ 256,500

Warrants issued for financing services	$ -	$ 192,269

The accompanying notes are an integral part of these consolidated financial statements.
7

BioForce Nanosciences Holdings, Inc.

Notes to Financial Statements

Note 1 – Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in our opinion, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report for the year ended December 31, 2007 on Form 10-KSB.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  Our platform product, the Nano eNablerTM system, was launched in 2005, with initial sales occurring in 2006.  Due to the fact that we are still at an early stage of development of the market for the Nano eNablerTM system and our other products, we have sustained significant operating losses in recent years.  As a result of these losses, we are dependent upon debt and equity financing, and revenues from the sales of our Nano eNablerTM system and other products, to fund our future operations.

Our plans to continue as a going concern are centered upon the achievement of profitable operations.  We are endeavoring to increase prospective customer awareness of our products through our sales and marketing efforts, and will continue to reduce our costs of operations where possible.  It is our intention to augment our revenues by raising a sufficient amount additional capital through debt and/or equity financings to sustain our operations.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Business Activity

We have developed our platform product, the Nano eNablerTM benchtop molecular printer, which we started marketing commercially in 2005. Other products include our Cyto eNabler™ molecular printer, consumable printing and surface patterning tools for use with the Nano eNabler™ and Cyto eNabler™ systems, surfaces which have been patterned with biological material, and our ProCleaner™ instrument for sterilization of various scientific laboratory items.  To date, the primary markets for our products have been academic and other research institutions in North America, Europe and Asia.  In April 2007, we discontinued our business activities related to the production and sale of certain products designed for use with atomic force microscopes and scanning probe microscopes.

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets (usually 5 to 7 years). Leasehold improvements are being amortized over a period of five years.  The leasehold improvements will be fully amortized in April 2010.  The leased property is being occupied pursuant to a month to month lease, which may be cancelled by either us or the landlord on ninety days notice.  Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review.  In performing this assessment, we consider current market analysis and appraisal of the property and equipment, along with estimates of future cash flows.  We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of undepreciated assets.

Intangible Assets

Intangible assets consist of patent and trademark costs.  Patent costs are costs incurred to develop and file patent applications.  Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. In cases where we discontinue maintenance of an issued patent or trademark, any unamortized costs associated with the abandoned patent or trademark are expensed at the time of abandonment.  Unsuccessful patent and trademark application costs are expensed at the time the application is denied.  We assess the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, we consider current market analysis and appraisal of the technology, along with estimates of future cash flows.  We recognize impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

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

Research and Development Costs

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” research and development costs are expensed as incurred. Research and develpoment cost for the nine month periods ended September 30, 2008 and 2007 were $898,833 and $897,202, respectively.

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

Stock Options and Warrants

Prior to January 1, 2006, we accounted for employee stock-based  compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  No stock-based employee compensation cost was recognized for option or warrant awards in our consolidated statements of operations for the periods prior to January 1, 2006, as all such awards had an exercise price equal to the market value of the Common Stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method, for employee stock-based compensation.  Under this transition method, total compensation cost recognized in 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We estimated the fair value of our employee option and warrant awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continue to use this model.  We record compensation expense for employee stock options and warrants ratably over the vesting period.  Results for prior periods have not been restated.

We account for non-employee stock-based compensation, including issuance of warrants, in accordance with Emerging Issues Task Force (EITF) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”  Amounts are based upon the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  We estimate the fair value of stock purchase warrants using the Black-Scholes option-pricing formula.

Basic and Fully Diluted Loss Per Share of Common Stock

The basic loss per share of Common Stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Outstanding stock options, stock purchase warrants, Series A Convertible Preferred Stock which is convertible into shares of our Common Stock, and 8% convertible secured promissory notes which are convertible into shares of our Common Stock, have not been considered in the fully diluted loss per share calculations due to their anti-dilutive effect.

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

Note 4 - Inventories

Inventories consisted of the following at September 30, 2008 and December 31, 2007:

September 30,

December 31,

2008

2007

(unaudited)

Component parts and raw materials

$308,012

$465,254

Finished goods

299,377

258,259

Units placed at prospective customer sites

161,929

323,170

-------------

-------------

Total inventories

$769,318

$1,046,683

========

========

Note 5 – Accounts Receivable Factoring Facility

In March 2008 we entered into an accounts receivable factoring agreement with a finance company.  Under the terms of this agreement we are able to receive advances of 80% of eligible domestic customer invoices, with the balance of the invoice less financing costs paid to us at the time that the customer pays the invoice.  Eligibility is based upon the finance company’s approval of the customer’s credit. In addition, the finance company has the right to reject any customer invoice for any reason.  Ownership of the financed invoices is transferred to the finance company under this agreement.  We are obligated to immediately repurchase any customer invoice that remains unpaid sixty days after purchase by the finance company.  Because we have a recourse obligation under this agreement, the factored customer invoices remain recorded on our financial statements until paid by the customer, and the proceeds from the sale of the invoice to the finance company are recorded as a liability until the customer has paid the invoice amount or we have repurchased the invoice.  Our costs of utilizing this facility are 3.00% - 4.00% of the face amount of the customer invoice, depending upon the length of time that the advance is outstanding.

Note 6 – 8% Convertible Secured Promissory Notes and Warrants

In June 2008 and July 2008 we completed private placements of securities from which we received gross proceeds of $600,000, and net proceeds after transaction costs of $580,000.  The securities issued in these placements were $600,000 in face value of our 8% convertible secured promissory notes, and warrants to purchase a total of 1,800,000 shares of our Common Stock.

In accordance with EITF 00-27, a portion of the net proceeds from these offerings were allocated to the warrants based on their relative fair values, which totaled $189,479 using the Black Scholes option pricing model.  The difference between the effective conversion prices of the 8% convertible secured promissory notes, based upon the $440,963 of net proceeds from the transaction which were allocated to the notes, and the fair values of our Common Stock on the dates that the notes were issued, were recorded as beneficial conversion options in accordance with EITF 00-27.  The beneficial conversion options, in the amount of $29,037, were recorded as interest expense and increases to additional paid in capital. The $159,037 difference between the face values of the 8% convertible secured promissory notes and the portions of the proceeds allocated to the 8% convertible secured promissory notes is being amortized, and recorded as interest expense, over the twelve month term of the notes.  The differences between the fair values of the warrants and the portions of the net proceeds allocated to the warrants were recorded as dividends in the amount of $50,441.  These dividends were recorded as a reduction of retained earnings and an increase to additional paid in capital.

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

Note 7 – Long-Term Debt

We received $100,000 during 2003 under a Community Economic Betterment Account (“CEBA”) venture project royalty agreement with the Iowa Department of Economic Development.  The agreement requires us to pay an annual royalty equal to one percent of prior year total gross revenues, paid in equal semi-annual payments, until a total repayment of $200,000 has been reached.  The estimated total repayment for 2008 is $11,000.  As of September 30, 2008, we were $5,500 in arrears on scheduled payments on this loan.

We received a $100,000 non-interest bearing loan from the State of Iowa during 2005.  This loan is repayable in monthly installments of $1,667, and is secured by three specific pieces of our scientific and laboratory equipment.  As of September 30, 2008, we were $6,668 in arrears on scheduled payments on this loan.

We received loans totaling $100,000 from the City of Ames, Iowa during 2005. These loans are repayable in monthly installments totaling $1,099, which include interest at an annual rate of 2.125%.   As of September 30, 2008, we were $8,791 in arrears on scheduled payments on these loans.

We received a $68,201 loan from a finance company during 2007.  This loan was repayable in monthly installments of $5,484, which included interest at an annual rate of 7.67%.

We had the following debt obligations at September 30, 2008 and December 31, 2007:

September 30,

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

-

32,180

------------

-------------

Total long-term debt obligations

$195,183

$244,040

Less current portion

(80,023)

(89,180)

-----------

------------

Long-term portion

$115,160

$154,860

=======

=======

Note 8 –Stock Warrants and Options

Warrants

At September 30, 2008, we had outstanding warrants that allow the holders to purchase up to 4,454,464 shares of our Common Stock at prices ranging from $0.15 to $3.90 per share, and 100,000 shares of our Series A Convertible Preferred Stock at a price of $0.50 per share.

Issuances of Common Stock warrants during the nine months ended September 30, 2008 consisted of the following:

Exercise

  Contractual

Number

Price

Life

Issued To

Other Conditions

900,000

$0.30

5 years

Investors

- Immediately vested

- Exercise price adjusted for future Common Stock

    issuances at a price per share below exercise price

- Cashless exercise available if no registration statement

    covering warrant shares effective on exercise date if

    after June 10, 2009

- $98,173 fair value used in allocation of proceeds from

    financing between warrants and convertible notes issued

900,000

$0.30

5 years

Investor

- Immediately vested

- Exercise price adjusted for future Common Stock

    issuances at a price per share below exercise price

- Cashless exercise available if no registration statement

    covering warrant shares effective on exercise date if

    after July 21, 2009

- $91,306 fair value used in allocation of proceeds from

    financing between warrants and convertible notes issued

50,000

$0.32

5 years

Consultants

- Immediately vested

- $8,221 fair value recorded as general and administrative

    cost on date of issuance

100,000

$0.20

5 years

Employee

- Immediately vested

- $10,160 fair value recorded as research and development

    cost on date of issuance

19,514

$0.15

5 years

Employees

- Immediately vested

- $1,483 fair value recorded as operating expense on date of

    Issuance

A summary of our outstanding Common Stock warrants as of September 30, 2008, and the changes during 2007 and 2008, are presented below:

  Weighted

Number of

   Average

Shares

Exercise Price

Outstanding at January 1, 2007

1,264,428

$1.28

Warrants issued-2007

4,480,000

$0.75

Warrants exercised-2007

(1,000,000)

  -

------------

 ----------

Outstanding at January 1, 2008

4,744,428

$0.95

Warrants issued-2008

1,969,514

$0.29

Warrants exercised-2008

-

  -

Warrants expired or otherwise no longer exercisable-2008

(2,259,478)

$0.82

------------

 ----------

Outstanding at September 30, 2008

4,454,464

$0.72

=========

==========

Exercisable at September 30, 2008

4,454,464

$0.72

=========

==========

Options

During the second quarter of 2007 our Board of Directors approved the BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan.  Under the terms of this plan, options may be granted to officers, directors, employees, consultants and independent contractors to purchase up to an aggregate of 7,197,245 shares of our Common Stock.  This plan, which was approved by our shareholders on May 8, 2008, replaced the BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan, the BioForce Nanosciences, Inc. 2003 Stock Option Plan and the BioForce Nanosciences, Inc. 2000 Amended and Restated Stock Option Plan.  As of September 30, 2008, there were 4,039,700 options outstanding under this plan at exercise prices of $0.18 to $4.60 per share.

A summary of our outstanding Common Stock options as of September 30, 2008, and the changes during 2007 and 2008, are presented below:

  Weighted

Number of

   Average

Shares

Exercise Price

Outstanding at January 1, 2007

2,433,497

$1.82

Options issued-2007

2,532,460

$1.40

Options exercised- 2007

-

  -

Options canceled-2007

(293,447)

$1.84

-----------

 ----------

Outstanding at January 1, 2008

4,672,510

$1.40

Options issued-2008

135,000

$0.35

Options exercised-2008

-

  -

Options canceled-2008

(767,810)

$1.80

-----------

 ----------

Outstanding at September 30, 2008

4,039,700

$1.29

=======

=======

Exercisable at September 30, 2008

2,154,236

$1.46

=======

=======

Note 9 – Issuances of Common Stock

In January 2008 we issued 16,451 shares of our Common Stock in payment of the $13,333 of accrued dividends on our Series A Convertible Preferred Stock as of December 31, 2007.

In July 2008 we issued 44,444 shares of our Common Stock in payment of the $20,000 of accrued dividends on our Series A Convertible Preferred Stock as of June 30. 2008.

Note 10 – Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock calls for a dividend of 8% per year, payable semi-annually.  The dividend may be paid, at our option, in shares of our Common Stock in lieu of cash.  The shares have a liquidation preference of $0.50 per share, plus any accrued and unpaid dividends, which much be paid before any payment shall be made or assets distributed to holders of our Common Stock.  The Series A Convertible Preferred Stock is convertible, at the option of the holder but no later than August 31, 2010, into shares of our Common Stock at the rate of one share of Common Stock for each $0.48 of liquidation preference, subject to adjustment if we issue Common Stock, or securities convertible into Common Stock, for a price lower than $0.48 per share.

Note 11 – License of Technology to Aspera Corp.

In August 2008 we completed a transaction whereby we licensed our portfolio of scientific applications technology, on a non-exclusive basis, to Aspera Corp. in exchange for the right to royalties based upon future revenues generated by Aspera Corp. as a result of the licensed technology.  The licensed technology is not related to any of our revenue generating products and services.  As a part of the transaction we acquired a 19% equity interest in Aspera Corp. for $23, transferred to Aspera Corp. four of our employees who were involved in the development of the licensed technology and governmental grants related to the licensed technology which we could not fulfill without the transferred employees, and sold to Aspera Corp. equipment with a book value of $40,115 in exchange for the right to receive up to 1,800 hours of scientific consulting services from Aspera Corp. over a twenty-four month period.  $24,549 of the book value of the sold equipment relates to a Nano eNabler™ system, and $15,566 relates to a variety of other scientific and computer equipment.  The cost of the sold Nano eNabler™ system is included in cost of goods sold, with the allocable portion of the value of the scientific consulting services to be received included in revenues.  The value of the scientific consulting services allocable to the other scientific and computer equipment, less the book value of that equipment, is recorded as a gain on equipment sale.

Note 12 – Subsequent Event.

In October 2008 we issued 100,000 shares of Common Stock in payment for investor relations services.

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

Management’s discussion and analysis provides a review of our operating results for the three and nine month periods ended September 30, 2008 and 2007, and our financial condition at September 30, 2008.  The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, net losses, cash flows and financial condition.  This review should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this report.

Results of Operations

Three months ended September 30, 2008 and 2007

Revenues

Our revenues of $240,865 for the three months ended September 30, 2008 represented an increase of $205,023 (572.0%) over revenues of $35,842 for the three month period ended September 30, 2007.  The increase was primarily attributable to there having been three Nano eNabler™ systems sold during the three month period ended September 30, 2008, as compared to no Nano eNabler™ systems having been sold during the three month period ended September 30, 2007.  Additionally, revenues from the sales of our ProCleaner™ instruments during the third quarter of 2008 were more than double the result for the same period in 2007, and our revenues from installation, support and supplies related to our Nano eNabler™ installed base were substantially increased over 2007.

Total revenues for the three month periods ended September 30, 2008 and 2007 were made up of the following components:

   2008

2007

Nano eNabler™ system sales

$167,593

$          -

Nano eNabler™ system installation and training services

2,341

-

Nano eNabler™ system warranties

14,656

7,795

SPT™ surface patterning tools and Sindex™ silicon chips

10,362

3,308

ProCleaner™ instrument sales

43,723

19,944

Surface patterning services

2,190

-

Other

-

4,795

------------

-----------

Total revenues

$240,865

$35,842

=======

=======

International sales represent a significant portion of our business, with approximately 50% of Nano eNabler™ system sales and 67% of our ProCleaner™ instrument revenues coming from international markets on a historical basis.  Our results for the third quarter of 2008 were consistent with these trends.  The percentage of our business attributable to international customers has not changed significantly during the past three years.

Gross Margins

Overall gross margins were 43.1% during the three months ended September 30, 2008, as compared to a negative 166.6% during the three months ended September 30, 2007.  The gross margin increase from 2007 to 2008 was a result of cost reduction measures instituted subsequent to September 30, 2007, and the substantially higher revenues which were generated during the third quarter of 2008.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our employee stock compensation plans.  Our operating expenses for the three months ended September 30, 2008 reflect $99,950 of costs recorded as a result of the implementation of SFAS 123R, as compared to $262,890 for the three months ended September 30, 2007.

Research and development costs for the three month period ended September 30, 2008 were $294,034, as compared to $326,354 for the three month period ended September 30, 2007.  The $32,320 (9.9%) decrease from 2007 to 2008 was primarily a result of our transaction during the third quarter of 2008 with Aspera Corp., which resulted in a number of our research and development personnel being transferred to that company.  Additionally, there was a decrease in the research and development costs recorded as a result of implementation of SFAS 123R.

Sales and marketing costs for the three month period ended September 30, 2008 were $221,212, as compared to $289,610 for the three month period ended September 30, 2007.  The $68,398 (23.6%) decrease from 2007 to 2008 was primarily a result of our 2008 shift in domestic sales strategy from direct sales to a lower fixed cost, distributor-based sales model, and a reduction in the sales and marketing costs recorded as a result of implementation of SFAS 123R.

General and administrative costs for the three month period ended September 30, 2008 were $334,962, as compared to $628,654 for the three month period ended September 30, 2007.  The $293,692 (46.7%) decrease from 2007 to 2008 was primarily a result of our Chief Operating Officer being appointed as our Chief Executive Officer in January 2008, elimination of the Chief Operating Officer position as of that same date, elimination of our General Counsel position in September 2007, a reduction in the general and administrative costs recorded as a result of implementation of SFAS 123R, and a reduction in our spending on professional fees related to intellectual property defense and maintenance, offset by a $124,515 charge in the third quarter of 2008 related to the abandonment of certain patent applications and issued patents.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health.  Amounts received during the three months ended September 30, 2008 were $101,934, as compared to $125,195 during the three month period ended September 30, 2007.  The decrease from 2007 to 2008 reflects our reduced spending on non-salary costs of grant-related activities, and our transfer of one grant to Aspera Corp. as a part of our transaction with that company in the third quarter of 2008.

Interest and Other Income

Interest and other income for the three months ended September 30, 2008 was $264, as compared to $6,262 for the three months ended September 30, 2007.  The decrease from 2007 to 2008 is a result of lower average cash balances available for investment during 2008.

Gain on Equipment Sale

During the third quarter of 2008 we sold certain equipment to Aspera Corp. as a part of our transaction to license certain technology and transfer certain employees to them.  The equipment had a book value of $40,115, and was sold in exchange for the right for us to receive up to 1,800 hours of scientific consulting services from Aspera Corp. over a twenty-four month period.  The equipment included one Nano eNabler™ system and a variety of other scientific and computer equipment.  The cost of the sold Nano eNabler™ system is included in cost of goods sold, with the allocable portion of the value of the scientific consulting services to be received included in revenues.  The value of the scientific consulting services allocable to the other scientific and computer equipment, less the book value of that equipment, is recorded as a gain on equipment sale.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $59,774, as compared to $3,719 for the three months ended September 30, 2007.  The increase from 2007 to 2008 is a result of costs associated with borrowings on our accounts receivable financing facility which was put into place during 2008, interest on our 8% convertible secured promissory notes which were issued in June and July of 2008, and $39,760 of amortization of the issuance discount on the 8% convertible secured promissory notes.

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

Net Loss

As a result of the above-mentioned items, our net loss for the three months ended September 30, 2008 was $659,645, as compared to a net loss of $1,268,845 for the three months ended September 30, 2007.

Nine months ended September 30, 2008 and 2007

Revenues

Our revenues of $856,155 for the nine months ended September 30, 2008 represented an increase of $276,747 (47.8%) over revenues of $579,408 for the nine month period ended September 30, 2007.  The increase was primarily attributable to having sold ten Nano eNabler systems during the first nine months of 2008, as compared to four Nano eNabler systems during the first nine months of 2007.  The average selling price of the Nano eNabler™ systems sold during 2008 was lower than that of the systems sold during 2007 due to an increase in the number of sales being made through distributors and to Pilot Placement Program sites.  Additionally, revenues from the sales of our ProCleaner™ instruments during the first nine months of 2008 were significantly higher than they were for the same period in 2007, and our revenues from installation and support related to our Nano eNabler™ installed base were substantially increased over 2007.

Total revenues for the nine month periods ended September 30, 2008 and 2007 were made up of the following components:

   2008

2007

Nano eNabler™ system sales

$613,123

$412,315

Nano eNabler™ system installation and training services

16,361

12,082

Nano eNabler™ system warranties

37,963

15,437

SPT™ surface patterning tools and Sindex™ silicon chips

20,963

26,313

ProCleaner™ instrument sales

128,784

89,234

Surface patterning services

2,620

-

AFM products

-

14,009

Other

36,341

10,018

------------

-----------

Total revenues

$856,155

$579,408

=======

=======

International sales represent a significant portion of our business, with approximately 50% of Nano eNabler™ system sales and 67% of our ProCleaner™ instrument revenues coming from international markets on a historical basis.  Our results for the first nine months of 2008 were consistent with these trends.  The percentage of our business attributable to international customers has not changed significantly during the past three years.

In April 2007, we discontinued our business activities related to the production and sale of our AFM products.  These activities did not constitute a material portion of our business operations.

Gross Margins

Overall gross margins were 40.1% during the nine months ended September 30, 2008, as compared to 25.1% during the nine months ended June 30, 2007.  The gross margin increase from 2007 to 2008 was a result of cost reduction measures instituted subsequent to September 30, 2007, and increased revenues from sales of our Nano eNabler™ and ProCleaner™ instruments, offset by the lower average selling price of the Nano eNabler™ systems sold during 2008.

Operating Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method for our employee stock compensation plans.  Our operating expenses for the nine months ended September 30, 2008 reflect $396,693 of costs recorded as a result of the implementation of SFAS 123R, as compared to $863,729 for the nine months ended September 30, 2007.

Research and development costs for the nine month period ended September 30, 2008 were $898,833 as compared to $897,202 for the nine month period ended September 30, 2007.  The $1,631 (0.2%) increase from 2007 to 2008 was primarily a result of compensation costs related to our establishment of the Chief Scientific Officer position in January 2008, offset by a decrease in the research and development costs recorded as a result of implementation of SFAS 123R and our transaction during the third quarter of 2008 with Aspera Corp., which resulted in a number of our research and development personnel being transferred to that company.

Sales and marketing costs for the nine month period ended September 30, 2008 were $806,218, as compared to $919,015 for the nine month period ended September 30, 2007.  The $112,797 (12.3%) decrease from 2007 to 2008 was primarily a result of our elimination of the Director of Communications position in August 2007, and our 2008 shift in domestic sales strategy from direct sales to a lower fixed cost, distributor-based sales model.

General and administrative costs for the nine month period ended September 30, 2008 were $1,130,658, as compared to $1,960,875 for the nine month period ended September 30, 2007.  The $830,217 (42.3%) decrease from 2007 to 2008 was primarily a result of our Chief Operating Officer being appointed as our Chief Executive Officer in January 2008, elimination of the Chief Operating Officer position as of that same date, elimination of our General Counsel position in September 2007, a reduction in the general and administrative costs recorded as a result of implementation of SFAS 123R, and a reduction in our spending on professional fees related to intellectual property defense and maintenance.

Reimbursement of grant expenses represents amounts that we were reimbursed under grants from the U.S. National Institutes of Health.  Amounts received during the nine months ended September 30, 2008 were $267,181 as compared to $415,415 during the nine month period ended September 30, 2007.  The decrease from 2007 to 2008 reflects our reduced spending on non-salary costs of grant-related activities, and our transfer of one grant to Aspera Corp. as a part of our transaction with that company in the third quarter of 2008.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2008 was $8,292 as compared to $41,236 for the nine months ended September 30, 2007.  The decrease from 2007 to 2008 is a result of lower average cash balances available for investment during 2008, offset to a degree by a gain on the sale and leaseback of certain equipment during 2008.

Gain on Equipment Sale

During the third quarter of 2008 we sold certain equipment to Aspera Corp. as a part of our transaction to license certain technology and transfer certain employees to them.  The equipment had a book value of $40,115, and was sold in exchange for the right for us to receive up to 1,800 hours of scientific consulting services from Aspera Corp. over a twenty-four month period.  The equipment included one Nano eNabler™ system and a variety of other scientific and computer equipment.  The cost of the sold Nano eNabler™ system is included in cost of goods sold, with the allocable portion of the value of the scientific consulting services to be received included in revenues.  The value of the scientific consulting services allocable to the other scientific and computer equipment, less the book value of that equipment, is recorded as a gain on equipment sale.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $118,088, as compared to $10,519 for the nine months ended September 30, 2007.  The increase from 2007 to 2008 is a result of costs associated with borrowings on our accounts receivable financing facility which was put into place during 2008, interest on our 8% convertible secured promissory notes which were issued in 2008, $47,179 of amortization of the issuance discount on the 8% convertible secured promissory notes, and $29,037 recorded as interest expense related to the beneficial conversion option on our 8% convertible secured promissory notes issued during 2008.

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

Net Loss

As a result of the above-mentioned items, our net loss for the nine months ended September 30, 2008 was $2,290,528, as compared to a net loss of $3,277,720 for the nine months ended September 30, 2007.

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

Our research and development expenditures will reduce in future quarters as a result of having transferred four of our employees to Aspera Corp. in August 2008, and our Chief Scientific Officer role changing to a part-time rather than full-time position as of September 1, 2008.

Our reimbursement of grant expenses will decrease in future periods due to our transfer of grants related to the technology that we licensed to Aspera Corp.

Liquidity and Capital Resources

Our cash reserves were $12,177 on September 30, 2008, as compared to $268,930 as of December 31, 2007.   Our net working capital deficit at September 30, 2008 was $470,102, as compared to net working capital of $1,072,145 at December 31, 2007.  The decrease in working capital is attributable to our loss from operations during the first nine months of 2008.

We used $788,357 of cash in our operating activities during the nine month period ended September 30, 2008, as compared to $2,028,829 in the first nine months of 2007 for these purposes.

We used cash of $126,434 during the first nine months of 2008 to purchase equipment and pay for the costs of patenting and trademarking our intellectual property, as compared to $400,754 for these purposes during the nine months ended September 30, 2007.

During the first nine months of 2008 we used $48,857 to make payments on long-term debts, as compared to $46,909 during the first nine months of 2007 for this purpose.

During the nine months ended September 30, 2008 we received net proceeds of $580,000 from the sale of our 8% convertible secured promissory notes and Common Stock purchase warrants.  During the first nine months of 2007 we received net cash proceeds of $360,840 from the sale of shares of our Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock.

We have been financed to date through revenues from sale of our products, private equity offerings, loans from related parties, governmental grants and loans from government entities.  While our revenues have been increasing, and we expect this trend to continue, we anticipate that we will continue to require external financing in order to fund our operations.

During the first quarter of 2008 we put into place an accounts receivable factoring facility with a finance company.  This facility gives us the opportunity to accelerate the availability of cash from the sale of our products.  Subject to the finance company’s approval of the credit of the individual customer, we are able to sell customer invoices and receive advances of 80% of the amounts invoiced to domestic customers, with the remainder of the invoice amount, less financing costs, paid to us at the time that the customer pays the invoice.  We received $492,313 in proceeds from this arrangement during the first nine months of 2008, and made repayments of $341,708 during the same period.

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

We need to obtain additional capital no later than November 30, 2008 in order to sustain our operations.  While it is possible that we will be able to generate some of the needed capital via sales of our products and services, our need to obtain additional debt or equity financing is clear, and such financing likely must be obtained by November 30, 2008 for us to meet our obligations to employees and vendors in a manner that avoids the disruption of our operations.

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

Due to these material weaknesses, we conclude that for the three and nine month periods ended September 30, 2008, and as of September 30, 2008, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

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

None

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Please refer to the Current Report filed on Form 8-K on July 24, 2008 for details of our sale of 8% convertible secured promissory notes and Common Stock purchase warrants.

On June 30, 2008, our Board of Directors approved the issuance of 100,000 Common Stock purchase warrants, with a grant date of July 15, 2008 and an exercise price equal to the fair market value of the common stock on July 15, 2008, to our Executive Vice President and Chief Scientific Officer, Dr. Eric Henderson, who is also a member of our Board of Directors, in recognition of his past deferral of a portion of his compensation to support the Company’s cash flow position.  That warrant was in fact issued on July 15, 2008, with an exercise price of $0.20 per share.  It expires five years after the issuance date and is fully vested.  Our grant of the warrant to Dr. Henderson was made in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  Dr. Henderson represents himself as an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

On June 30, 2008, our Board of Directors gave our management certain authority to approve the issuance of up to 300,000 Common Stock purchase warrants to be used to engage the services of consultants to the Company.  On July 7, 2008, we issued 30,000 Common Stock purchase warrants to Mr. David Holbrook, and 20,000 Common Stock purchase warrants to Mr. Steven Nielsen, pursuant to that authorization, in exchange for financial advisory services related to our efforts to raise capital.  The warrants issued to Mr. Holbrook and Mr. Nielsen each expire five years after the issuance date and have an exercise price of $0.32 per share.  Our grants of the warrants to Mr. Holbrook and Mr. Nielsen were made in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  Mr. Holbrook and Mr. Nielsen represent themselves as an “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

On June 30, 2008, our Board of Directors approved the issuance of Common Stock purchase warrants to employees of the Company who might occasionally defer a portion of their pay in order to support our cash flow position.  Pursuant to this approval, one Common Stock purchase warrant is to be issued for each $1.00 of deferred pay, with an exercise price at the fair market value of our Common Stock on the date of deferral.  A second Common Stock purchase warrant is to be issued for each $1.00 of deferred pay if the deferral remains outstanding after one month, with that warrant having an exercise price at the fair market value of our Common Stock on the date that is one month after the original deferral date.  A third and final Common Stock purchase warrant is to be issued for each $1.00 of deferred pay if the deferral remains outstanding after three months, with that warrant having an exercise price at the fair market value of our Common Stock on the date that is three months after the original deferral date.  On September 22, 2008, we issued 8,715, 6,632, and 4,167 Common Stock purchase warrants to Mr. Kerry M. Frey, Mr. Gregory D. Brown, and Dr. Eric R. Henderson, respectively, under this program.  Mr. Frey is a Director and our President and Chief Executive Officer, Mr. Brown is our Executive Vice President and Chief Financial Officer, and Dr. Henderson is a Director and our Executive Vice President and Chief Scientific Officer.  Each of these warrants expires five years after the date of issuance and has an exercise price of $0.15 per share.  Our grants of the warrants to Mr. Frey, Mr. Brown and Dr. Henderson were made in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  Mr. Frey, Mr. Brown and Dr. Henderson represent themselves as an “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

We are not in default under any of our borrowing agreements, and have received no notices of default from our lenders.

At present, we are in arrears, in the aggregate amount of $28,693, in our scheduled payments on loans from state and local governmental agencies.  This arrearage is a result of us applying our cash resources to best support our operational needs.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit #	Description of Exhibits
2.1(1)

Agreement and Plan of Merger among Silver River Ventures, Inc., Silver River Acquisitions, Inc., BioForce Nanosciences, Inc., H. Deworth Williams and Edward F. Cowle dated November 30, 2005, with Addenda dated December 23, 2005 and February 15, 2006

3.1(2)	Articles of Incorporation, as amended
3.2(3)	Certificate of Designation of Series A Convertible Preferred Stock
3.3(4)	By-Laws (as amended)
4.1(3)	Form of Series A Warrant
4.2(3)	Form of Series B Warrant
4.3(3)	Form of Series C Warrant
4.4(3)	Form of Series D Warrant
4.5(3)	Form of Series E Warrant
4.6(3)	Form of Series J Warrant
4.7(3) 4.8(4) 4.9(4) 4.10(10) 4.11(11) 4.12(12) 4.13(12)

Form of Series P Warrant

Promissory Note between Bioforce Nanosciences, Inc. and the Iowa Department of Economic Development PIAP Program dated November 5, 2007

User Service Agreement dated March 17, 2008 between BioForce Nanosciences Holdings, Inc. and CJM Financial, Inc.

Form of Convertible Secured Promissory Note between BioForce Nanosciences Holdings, Inc. and various purchasers dated June 10, 2008

Form of Warrant to Purchase Shares of Common Stock issued to various purchasers dated June 10, 2008

Comvertible Secured Promissory Note between BioForce Nanosciences Holdings, Inc. and FCPR SGAM Biotechnology Fund dated July 21, 2008

Warrant to Purchase Shares of Common Stock issued to FCPR SGAM Biotechnology Fund dated July 21, 2008

5.1(9)	Legality Opinion
10.1(2)	Amended and Restated Registration Rights Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund dated October 14, 2002
10.2(2)	Form of Lock-up/Leak-out Agreements dated September 6, 2006 between BioForce Nanosciences Holdings, Inc. and five shareholders including Eric Henderson, Harvey Kaye, and FCPR SGAM Biotechnology Fund
10.3(2)	Consulting Agreement between BioForce Nanosciences Holdings, Inc. and Gulfstream Capital Group, LLC, dated November 15, 2006
10.4(2)	Letter canceling prior agreements between Gulfstream Capital Group, L.C. and BioForce Nanosciences Holdings, Inc., dated December 12, 2006
10.5(2)	Commercial Lease between BioForce Nanosciences, Inc. and Randall Corporation dated November 19, 2004, as amended January 2, 2007
10.6(9)	Lease Amendment Number 2, dated September 20, 2007, between Randall Corporation and BioForce Nanosciences, Inc.
10.7(5)	Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc., dated April 1, 2006
10.8(8) 10.9(10)

Amendment Number 1 to Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc., dated June 13, 2007

Amendment Number 2 to Employment Agreement between Eric Henderson and BioForce Nanosciences Holdings, Inc., dated January 21, 2008

10.10(2)	Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated June 1, 2006
10.11(8) 10.12(10)

Amendment Number 1 to Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated June 13, 2007

Amendment Number 2 to Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated January 21, 2008

10.13(6)	Employment Letter between Gregory D. Brown and BioForce Nanosciences dated December 27, 2006
10.14(8)	Employment Agreement between Gregory D. Brown and BioForce Nanosciences Holdings, Inc., dated as of August 13, 2007
10.15(2)	Summary of Consulting Arrangement between Kerry M. Frey and BioForce Nanosciences for 2005 and 2006
10.16(2)	Summary of Compensation for Directors of BioForce Nanosciences Holdings, Inc.
10.17(7)	BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan
10.18(2)	Form of Stock Option Agreement for BioForce Nanosciences Holdings, Inc. 2006 Equity Incentive Plan
10.19(8)	BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan
10.20(8)	Form of Stock Option Agreement for BioForce Nanosciences Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan
10.21(2)	BioForce Nanosciences, Inc. 2003 Stock Option Plan
10.22(2)	Form of Stock Option Agreement for BioForce Nanosciences, Inc. 2003 Stock Option Plan
10.23(2)	Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan
10.24(2)	Form of Incentive Stock Option Agreement for Amended and Restated BioForce Nanosciences, Inc. 2000 Stock Incentive Plan
10.25(2)	Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock

10.26(2)	Form of BioForce Nanosciences, Inc. Warrant for the Purchase of Shares of Common Stock with Registration Rights, as issued to Gulfstream Capital Group, LLC
10.27(2)	Community Economic Betterment Account (CEBA) “Venture Project Component” Royalty Agreement, dated July 10, 2001
10.28(2)	Iowa Department of Economic Development PIAP Loan Agreement, awarded March 14, 2003
10.29(2)	City of Ames Economic Development Revolving Loan Fund Program Loan Agreement, executed January 28, 2005
10.30(2)	Economic Development Community Investment Fund Program Loan Agreement, executed February 24, 2005
10.31(2)	Note and Warrant Purchase Agreement between BioForce Nanosciences, Inc. and FCPR SGAM Biotechnology Fund, dated as of July 29, 2005
10.32(3)	Form of Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated August 31, 2007
10.33(3)	Form of Registration Rights Agreement, dated August 31, 2007
10.34(3)	Form of Lock-Up Agreement, dated August 31, 2007
10.35(3)	Letter Agreement, dated July 12, 2007, between BioForce Nanosciences Holdings, Inc. and TriPoint Global Equities, LLC, as placement agent
10.36 (9)

Form of Amendment Number 1 to the October 14, 2002 Amended and Restated Registration Rights Agreement, made effective as of September 29, 2007, between FCPR SGAM Biotechnology Fund and BioForce Nanosciences Holdings, Inc., as successor to BioForce Nanosciences, Inc.

10.37 (11) 10.38(14) 10.39(11) 10.40(13) 10.41(13) 10.42(13) 10.43(15) 10.44(16) 10.45(16)

Amendment Number 2 to the October 14, 2002 Amended and Restated Registration Rights Agreement, made effective as of May 5, 2008, between FCPR SGAM Biotechnology Fund and BioForce Nanosciences Holdings, Inc., as successor to BioForce Nanosciences, Inc.

Amendment Number 3 to the October 14, 2002 Amended and Restated Registration Rights Agreement, made effective as of June 10, 2008, between FCPR SGAM Biotechnology Fund and BioForce Nanosciences Holdings, Inc., as successor to BioForce Nanosciences, Inc.

Master Lease Agreement between Relational, LLC and BioForce Nanosciences, Inc., dated March 28, 2008

License Agreement between Aspera Corp. and BioForce Nanosciences, Inc., dated August 11, 2008.

Shareholder Agreement between Aspera Corp., BioForce Nanosciences, Inc. and various other parties, dated August 11, 2008

Employment Agreement between BioForce Nanosciences, Inc. and Eric Henderson, dated August 11, 2008

Agreement Regarding SPT Grant between Aspera Corp. and BioForce Nanosciences, Inc., dated August 27, 2008

Amendment Number 3 to Employment Agreement between Kerry Frey and BioForce Nanosciences Holdings, Inc., dated November 6, 2008

Amendment Number 1 to Employment Agreement between Gregory D. Brown and BioForce Nanosciences Holdings, Inc., dated November 10, 2008

31.1 31.2 32.1 32.2

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

(4)

Incorporated by reference to an exhibit filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008.

(5)

Incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 7, 2006.

(6)

Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on January 16, 2007.

(7)

Incorporated by reference to Appendix B of our Schedule 14C Information Statement filed on January 10, 2006.

(8)

Incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007.

(9)

Incorporated by reference to an exhibit filed with our Registration Statement on Form SB-2 on October 1, 2007.

(10)

Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on June 16, 2008.

(11)

Incorporated by reference to an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, filed on May 15, 2008.

(12)

Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on July 24, 2008

(13)

Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on August 13, 2008

(14)

Incorporated by reference to an exhibit filed with our Registration Statement on Form S-1 on July 11, 2008

(15)

Incorporated by reference to an exhibit filed with our Registration Statement on Form S-1 on September 9, 2008

(16)

Incorporated by reference to an exhibit filed with our Current Report on Form 8-K on November 12, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioForce Nanosciences Holdings, Inc.

Date:  November 14, 2008

/s/ Kerry M. Frey

Kerry M. Frey

Chief Executive Officer

Date:  November 14, 2008

/s/ Gregory D. Brown

Gregory D. Brown

Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kerry M. Frey, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of BioForce Nanosciences Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

4.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  November 14, 2008

/s/ Kerry M. Frey

Kerry M. Frey

Principal Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Brown, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of BioForce Nanosciences Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

4.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  November 14, 2008

/s/ Gregory D. Brown

Gregory D. Brown

Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BioForce Nanosciences Holdings, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kerry M. Frey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kerry M. Frey

Kerry M. Frey

Chief Executive Officer

November 14, 2008

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.  The foregoing certifications are accompanying the Company's Form 10-Q solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and are not being filed as part of the Form 10-Q or as a separate disclosure document.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BioForce Nanosciences Holdings, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Brown, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory D. Brown

Gregory D. Brown

Chief Financial Officer

November 14, 2008

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.  The foregoing certifications are accompanying the Company's Form 10-Q/ solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and are not being filed as part of the Form 10-Q or as a separate disclosure document.