Form 10-K
period 2017-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2018-04-13
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BIOFORCE NANOSCIENCES HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	000-51074	74-3078125
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
2020 General Booth Blvd. Suite 230 Virginia Beach, VA 23454
(Address of principal executive offices)

Registrant's telephone number: (757) 306-6090

Registrant’s fax number: (757) 306-6092

______________________________________

Richard W. Jones, Esq.

Jones & Haley, P.C.

115 Perimeter Center Place, Suite 170

Atlanta, Georgia 30346-1238

(770) 804-0500

www.corplaw.net

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of  the Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the 25,917,171 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.04 per share of the registrant’s common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2017) was approximately $1,036,687.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 12, 2018 the registrant had outstanding 76,295,171shares of common stock, par value $0.001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K, should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K, as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

ITEM 1.  Business.

The Company

BioForce Nanosciences Holdings, Inc. (“BioForce or the “Company”) was previously in the business of manufacturing nano-particular measurement devices and molecular printers, but due to a lack of profitability, the subsidiary of the company that owned that technology filed for bankruptcy.  That subsidiary and related technology was later bought out of bankruptcy by an unrelated third party.  Subsequently, new management came into the Company to pursue a better business model and now the Company’s mission is to become a leading provider of natural vitamins, minerals and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges. The Company private labels products with key distributors and manufacturing providers.

BioForce entered into the supplement business in or about 2015.  These supplements, powders and beverages offer vitamins and minerals to complement a healthy intake of protein and carbohydrates for active individuals and participants in sports.

BioForce recently changed its business plan and it is in the process of establishing a dynamic marketing campaign to achieve brand awareness of its product offerings to drive business growth through sales of nutrition supplements to retailers, sporting goods retailers, supermarkets, mass merchandisers, and online. BioForce currently markets its products through social media and telemarketing. The Company plans to expand marketing efforts with a direct marketing and B2B (Business to Business) sales campaign, with the eventual expectation to expand throughout the entire United States.

The Company proactively seeks to expand its “BioForce Eclipse” nutritional powder for use into households throughout the U.S., and the Company will approach retail stores, including health food and sporting goods stores to create a vendor relationship. During this phase, the Company will continue to try to advance its social media platform with direct online and targeted advertisements to health conscience individuals.

Nutrition retailers, grocery stores, retail pharmacies, and online stores, like Amazon, will be important channels for the Company’s Eclipse product-lines. In The USA, there are thousands of direct outlets like grocery stores, pharmacies, hospitals, department stores, medical clinics, surgery clinics, universities, nursing homes, prisons, and other facilities which are all targets of potential sales of the vitamin and mineral supplemental products.

The Company plans to offer its products for direct sales on its website at www.bioforceeclipse.com which is currently under development.

The $31.2 billion vitamin and supplement manufacturing industry grew on average 2.5% annually between 2012 and 2017.  In 2018, industry revenue is expected to grow an additional 3.5%.

The Company will seek out retail sales opportunities with gyms, health clubs, and fitness centers with incentive base sales agreements based on volume of sales obtained.

Currently, the Company receives 100% of its revenues from the sale of the BioForce Eclipse private label brand powder supplements.  The product is a mixture of amino acids, key vitamins, and other plant based proteins, essential to the physical well-being of the individual. Protein supplements are known to promote muscular growth, so athletes or others often take them as a dietary supplement to gain muscle mass.

Nutritional Products are made up of a wide range of products, which include supplements, meal replacement products, multivitamins, and convenience products. As these products have increased in popularity, more individuals have been attempting to get in optimal physical condition, wanting to use products that complement their lifestyles, exercise, or athletic regimen. BioForce’s Management is aware of other potential products and will continue to evaluate these potential markets and possible new products lines.

BioForce entered into a market that has some reputable players, but has limited leadership. BioForce will work to get the product available through most retail channels, so that customers will see both convenience in purchasing the product, and convenience over having to take numerous different supplements. After BioForce launches its products into the sports nutrition supplement industry, it is anticipated that there will be other firms that will work to offer similar products. This fact magnifies the importance of BioForce’s quality and its support of its products.

The initial marketing efforts will focus on the online stores, B2B sales, direct mail, industry trade shows, conventions, and affiliate marketing designed to educate prospective users and distributors, including retail channels, doctors and gyms. Less direct methods will include TV and radio advertising until such time as the Company’s budget allows it to upgrade its marketing plan and to do so effectively.

BioForce Supplements will maintain an executive office in Virginia Beach, Virginia. All marketing, sales, and customer support will be managed from its Virginia Beach Office. Private labeling is done on a contractual basis unless an opportunity to vertically integrate production makes fiscal sense.

BioForce Nanosciences Holdings sells the BioForce Eclipse powder multivitamin and mineral supplement without non-compete and non-disclosure agreements. The Company currently private labels the powder through a manufacturer located in Virginia. The Company has a Supplier Agreement with this manufacturer that gives the Company non-exclusion rights to market the product.  The distributor owns the rights to the formula for this product.  If the Company can source product in a more cost-effective way without diminished quality, the Company would evaluate such opportunities when presented.  Currently, the distributor who provides the private label powder provides “Consignment Terms,” which allows us to only pay for the product when it is sold.

In addition to manufacturing the product, this private label vitamin distributor also offers custom labeling and packaging of the product. BioForce utilizes these services, and will seek out examples from other potential manufacturer and distributor of future products to ensure that the quality of work reflects the Company’s standards for presentation and quality.

The FDA has rules regarding the fitness for consumption of foods as well as vitamins and supplements sold to the public, and those laws apply to our product.  However, our product does not require pre-clearance like a drug in order to be sold into the marketplace.

BioForce’s management understands that similar competing products are available to the consumer, and customers may consider switching from BioForce Eclipse to a competitor’s product. Manufacturers and distributors who provide private label services generally incentivize larger orders, which the Company might not be financially able to provide.  Management remains conscience of changes in the market place, its relationship with the Private Label manufacture distributor, and other risk associated with supply chain issues.

BioForce’s dietary supplements and vitamins cannot take the place of a well-balanced diet. Some people believe that the ingestion of supplements, pills and beverages can make up for poor eating habits; but vitamin and mineral supplements don’t offer a wellness solution. None of BioForces’ products are approved by the FDA and are sold without doctors prescriptions through the Company’s marketing channels.

The Company caters to the needs of customers with a focus on the elderly and athletes across numerous sports, ages, and economic backgrounds.

The Company plans to offer numerous products beyond nutritional supplement powder, but will only offer products that advance the BioForce product-line name, “BioForce Eclipse” (See Fig. 1-product labels).

The aging baby boomers, report regular use of multivitamin and multi-mineral supplements at a higher rate than other demographic group. Recent surveys have indicated that women, Caucasians, individuals with higher education levels, people with lower body mass indexes and people with higher physical activity levels were more likely to use supplements. These groups were also most likely to talk to a doctor about the need for supplements, because they knew about their benefits, they are subject to a higher risk of deficiencies, or had a family history of medical type issues.

Health conscience “Baby Boomers,” sports participants, and other active individuals continue to extend their health education awareness. The industry's traditional focus on these groups is shifting to an ever-expanding group that includes recreational and lifestyle users, such as fitness enthusiasts, weekend athletes and gym-goers, of all ages.

BioForce will provide its consumer base with products that serve their health needs and which add value even beyond their needs. The Company first introduced its multivitamin and mineral supplemental powder product, “BioForce Eclipse in December, 2014.” With the introduction of this first product, BioForce advances the Company’s name offering additional products that meet the standards for a healthy lifestyle.  BioForce Eclipse is a private label branding produced by Body Align, LLC from a distributor located in Virginia, USA.

The Company has had one customer in each of the last two fiscal years.  The customer is not required to purchase the product in the future and the Company’s marketing plan is to broaden the Company’s customer base. (See “Risk Factors.”)

The Company will increase and maintain its U.S. market share by offering new incentives and promotions to customers that may have otherwise been holding off on trying its products. The Company will market new biodegradable, recyclable containers of its products to its customer base and new markets. BioForce will evaluate the success of its marketing objectives and determine which marketing strategy provides the best results. As sale volumes increase, we expect that it will become necessary to hire sales associates.

Government Regulations

The FDA has rules regarding the fitness for consumption of foods as well as vitamins and supplements sold to the public, and those laws apply to our product.  However, our product does not require pre-clearance like a drug in order to be sold into the marketplace.

Employees

The Company has two full time employees, Mr. Merle Ferguson, its President and CEO, and Mr. Richard Kaiser, its Acting CFO and Secretary.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number is (503) 227-2950, email info@transferonline.com.

Company Contact Information

Our principal executive offices are located at 2020 General Booth Blvd. Unit 230, Virginia Beach, Virginia 23454, telephone (757) 306-6090.

Figure 1- product labels

ITEM 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  Properties.

The Company makes use of the office space of Yes International, which is owned and operated by Richard Kaiser, a Director and the Secretary of the Company.  As a result, the Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings.

At this time, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. Mine Safety Disclosure- (Removed and Reserved).

Not applicable to this Company.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCPINK since April 15, 2009, under the symbol “BFNH.”

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2016 and 2017.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2016 Quarter Ended:
March 31, 2016	$0.01	$0.01
June 30, 2016	$0.01	$0.008
September 30, 2016	$0.01	$0.009
December 31, 2016	$0.01	$0.01

2017 Quarter Ended:
March 31, 2017	$0.015	$0.01
June 30, 2017	$0.04	$0.035
September 30, 2017	$0.08	$0.06
December 31, 2017	$1.20	$0.80

As of December 31, 2017, we were authorized to issue 900,000,000 shares of our common stock, of which 76,295,171 shares were outstanding.  Our shares of common stock are held by approximately 235 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share, of which -0- shares are issued or outstanding.  There is no trading market for our preferred stock.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “BFNH” or “BioForce” all refer to BioForce Nanosciences Holdings, Inc. as of the date of this report.

Going Concern

On December 31, 2017, we had current assets of $20,908 and current liabilities of  $12,706.  Our independent certified public accountants have stated in their report on our audited financial statements for the calendar year-end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2017, BioForce had an accumulated deficit of $647,476, which included a net loss of $31,261 reported for the year ended December 31, 2017.  Also, during the year ended December 31 2017, we used net cash of $25,898 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our debt or equity securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for BioForce to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016.

Revenues for the Company’s year ended December 31, 2017 totaled $4,500 from the sales of its vitamin supplements. The decrease of $3,750 as compared to the same period ending December 31, 2016 was attributed to low sales for the Company’s vitamin supplements.

Gross margins changed between 2017 and 2016 due to increases of net sales of units sold of the “BioForce Eclipse” supplement product, 200 units in 2017 compared to 375 units in 2016.

Gross profit for the year ended December 31, 2017 was $1,255 as compared to gross profit for $2,250 for the year ended December 31, 2016. A decrease in gross profit for the period ended December 31, 2017 compared to year ended December 31, 2016 was due to a decrease in unit sales during 2017.

Cost of Goods Sold for the year ending December 31, 2017 totaled $3,245 compared to $6,000 for year ended December 31, 2016.  The decrease was due to reduction in unit sales “BioForce Eclipse” supplement product  in 2017.

General and Administrative expenses for the year ended December 31, 2017 totaled $32,516 compared to $7,962 for December 31, 2016, primarily due to increases in professional service fees.

Net Loss

Net loss for the year ended December 31, 2017 and 2016 were $31,261 and $5,712, respectively.

Liquidity and Capital Resources:

As of December 31, 2017, our assets totaled $20,908, which consisted of mainly cash. The Company’s total liabilities were $12,706 which consisted of accounts payable and accrued expenses.  As of this date the Company had an accumulated deficit of $647,476 and working capital of $8,202.

As of December 31, 2016, our assets totaled $16,408, which consisted of cash and prepaid expenses. The Company’s total liabilities were $14,123 which consisted of accounts payable and accrued expenses.  As of this date the Company had an accumulated deficit of $616,215 and working capital of $2,285.

Our independent auditors, in their report on the financial statements, have indicated that the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time.  Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement (See Note 5 in Financial Statements).

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December  31, 2017, and 2016.

 Cash from Financing Activities

Net cash provided by financing activities was $25,898 for year ended December 31, 2017, and was $6,500 for year ended December 31, 2016.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  The Company sales consist of natural nutritional powders which are purchased from an outside vendor when a sales order is completed.

 Inventory. Inventory consists of finished goods of the “BioForce Eclipse” supplement to be shipped from our private-label distributor in Virginia. All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended December 31, 2017 and 2016.

Derivative Instruments The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of December 31, 2017 and 2016 there were no derivative liabilities.

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

  There are no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A. Controls and Procedures.

See Item 9A(T) below.

ITEM 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017:

•

The Company has inadequate segregation of duties within its cash disbursement control design.

•

During the year ended December 31, 2017, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

It should be noted  that any  system of  controls,  however  well  designed  and operated,  can provide only  reasonable,  and not absolute,  assurance  that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	71	President/Treasurer/Director
Richard Kaiser	51	Secretary/Director

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From 2001 to the present, Mr. Ferguson has served as Chairman, Secretary, Treasurer and majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, which is a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics.  The stock of Predictive Technology Group is traded on the OTC Markets Pink, current information market. From January, 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global is trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global.  From January, 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock, located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires.  Gold Rock Holdings, Inc. is a stock is traded on the over the counter market. The Board reviewed Mr. Ferguson’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

On or about July 1, 2013, Mr. Kaiser became the Registrant’s Secretary and Director On December 1, 2016, Mr. Kaiser also served the role of  Interim CFO, corporate secretary and corporate governance officer.  Prior to that, Mr. Kaiser provided services to the Registrant through his Company, Yes International, Inc.  He has served as an officer and Co-Owner of Yes International since July, 1991.  Yes International is a full-service EDGAR conversion, investor relations and venture capital firm located in Virginia Beach, Virginia.  In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.)  The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.  From April 1, 2015 to the present, Mr. Kaiser has also served as a director, secretary and interim CEO of Bravo Multinational, Inc., a public company formed under the laws of Delaware with its headquarters located in Ontario, Canada.  Bravo is in the business of buying and selling casino gaming equipment.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert. The Company anticipates that a qualified financial expert will be obtained when the Company’s financial position improves.

ITEM 11. Executive Compensation.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)(3)
Merle Ferguson President, CEO and Director	2015 2016 2017	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	(2) $-0- $-0-
Richard Kaiser Secretary and Director	2015 2016 2017	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	(3) $-0- $-0-

(1) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2) In 2014, 20,000,000 shares of common stock were issued to Mr. Ferguson in connection with his employment contract for services to be rendered over a five-year period.

    (3) In 2014, 10,000,000 shares of common stock were issued to Mr. Kaiser in connection with past services rendered to the company.

Employment Agreements

The Company has an employment contract with Mr. Ferguson for the period from July 1, 2013 until June 30, 2018.  There are no other compensation plans or arrangements, including payments to be made by us with respect to our officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for compensation to be paid to our directors, officers, employees or consultants that would result from a change-in-control.

Stock Options

The Company had no stock options outstanding at December 31, 2017.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2016 and 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2017, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	20,000,000	26.21%
Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	10,190,000 (2)	13.36%

Susan Donohue	20,000,000 (3)	26.22%
1239 Artic Street Antigo, WI 54409

All Officers and Directors as a Group (2 persons)	30,190,000	39.57%

(1) Applicable percentage ownership is based on 76,295,171 shares outstanding as of December 31, 2017. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2017.

(2) Mr. Kaiser owns directly 10,000,000 shares of common stock and he owns 190,000 shares beneficially through his Company, Yes International, Inc.

(3)Ms. Donohue owns her shares beneficially through her wholly owned companies, TJJR Enterprises, Inc. and Trade Exchange International, Inc.

RECENT SALES OF UNREGISTERED SECURITIES.

In September 2017, the Company issued 188,000 shares of restricted common stock in relief of accounts payable valued at $11,280.  These payables were related to the purchase of raw materials for the years ended December 31, 2017 and 2016. No underwriter was involved with the sale and no commissions were paid in connection with such sale.  All securities issued by the Company are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk of this investment and are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark "stop transfer" on its ledger regarding these shares.

REPORTS TO SECURITY HOLDERS

(1) The Company is not required to deliver an annual report to security holders and at this time; does not anticipate the distribution of such a report.

(2) The Company has filed a Form 10 Registration Statement with the SEC and following the effectiveness of the Registration Statement the Company will be a reporting company and will comply with the requirements of the Securities Exchange Act of 1934 (the “Act”), as amended, and will file all required reports with the SEC.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson paid $7,000 in 2017 and in 2016 he paid $6,500 in expenses on behalf of the Company, with no expectations that these payments would be repaid.  Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for auditing services for financial statements for the period ending December 31, 2016 was $4,590 and for the period ending December 31, 2017 was $4,590, a total in auditing fees on both years of $9,180.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ending December 31, 2016 and 2017.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ending December 31, 2016 and 2017, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

 ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements   F-1- F-9

(b) Index to Exhibits.

Exhibit No.     Description of Exhibit

3.1 Certificate of Incorporation*

3.2 Bylaws*

4.1 Specimen Certificate of Common Stock*

10.1 Supplier Agreement*

10.2 Employer Agreement – Merle Ferguson*

31.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Previously filed on Form 10 and Form 10/As

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Date: April 13, 2018

By: /s/ Merle Ferguson

Merle Ferguson, Chief Executive Officer and Chairman

By: /s/ Richard Kaiser

Richard Kaiser, Acting Chief Financial Officer, Principal Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2018

/s/ Merle Ferguson Merle Ferguson, Chief Executive Officer

/s/ Richard Kaiser Richard Kaiser, Acting Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
DECEMBER 31, 2017

BIOFORCE NANOSCIENCES HOLDINGS, INC.

TABLE OF CONTENTS

Auditor's Letter                                                                                                                    F-2

Balance Sheets at December 31, 2017 and 2016                                                                 F-3

Statements of Operations for the Years Ended December 31, 2017 and 2016                    F-4

Statements of Cash Flows for the Years Ended December 31, 2017 and 2016                   F-5

Statements of Changes in Equity for the Years Ended December 31, 2017 and 2016        F-6

Notes to Financial Statements                                                                                              F-7 - 9

To the shareholders and the board of directors of BioForce Nanosciences Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioForce Nanosciences Holdings, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5 to the financial statements, the Company incurred recurring losses from operations that led to an accumulated deficit. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

April 13, 2018

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS

December 31,	2017	2016

ASSETS
Current Assets
Cash	$ 14,325	$ 14,325
Accounts Receivable	4,500	—
Prepaid Expenses	2,083	2,083

Total Current Assets	20,908	16,408

Total Assets	$ 20,908	$ 16,408

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 12,706	$ 14,123

Total Current Liabilities	12,706	14,123

Total Liabilities	12,706	14,123

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,295,171 and 76,107,171 Issued and Outstanding, Respectively	76,295	76,107
Additional Paid-In-Capital	579,383	542,393
Accumulated Deficit	(647,476)	(616,215)

Total Stockholders' Equity	8,202	2,285
Total Liabilities and Stockholders' Equity	$ 20,908	$ 16,408

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2017	2016

Sales	$ 4,500	$ 8,250

Cost of Sales	3,245	6,000

Gross Profit	1,255	2,250

Expenses
General and Administrative	32,516	7,962

Loss Before Income Tax Expense	(31,261)	(5,712)

Income Tax Expense	—	—

Net Loss	$ (31,261)	$ (5,712)

Weighted Average Number of Common Shares -
Basic and Diluted	76,161,253	76,107,171

Net Loss Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2017	2016

Cash Flows from Operating Activities

Net Loss	$ (31,261)	$ (5,712)

Changes in Assets and Liabilities:
Accounts Receivable	(4,500)	—
Prepaid Expenses	—	(333)
Accounts Payable and Accrued Expenses	9,863	7,795

Net Cash Flows (Used In) Operating Activities	(25,898)	1,750

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	25,898	6,500

Net Change in Cash and Cash Equivalents	—	8,250

Cash and Cash Equivalents - Beginning of Year	14,325	6,075

Cash and Cash Equivalents - End of Year	$ 14,325	$ 14,325

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 11,280	$ —

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 & 2016

	Common Stock		Additional		Total
	$0 .001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2016	76,107,171	$76,107	$535,893	$(610,503)	$ 1,497

Capital Contributions - Directors	—	—	6,500	—	6,500

Net Loss	—	—	—	(5,712)	(5,712)

Balance - December 31, 2016	76,107,171	$76,107	$542,393	$(616,215)	$ 2,285

Capital Contributions - Directors	—	—	25,898	—	25,898

Common Stock Issued in Exchange for Product Payment	188,000	188	11,092	—	11,280

Net Loss	—	—	—	(31,261)	(31,261)

Balance - December 31, 2017	76,295,171	$76,295	$579,383	$(647,476)	$8,202

 The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc., a Delaware corporation, and changed the corporate name at that time.  The acquisition was made pursuant to an agreement entered into on November 30, 2005 ("Merger Agreement"), whereby we agreed to merge our newly created, wholly owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce, with BioForce being the surviving entity. The Company’s mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.  For the years ended December 31, 2017 and 2016 the Company’s sales consisted of nutritional powders.

NOTE 2 – Summary of Significant Accounting Policies

Method of Accounting

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  At December 31, 2017 and December 31, 2016, the Company’s cash consisted of the following:

December 31,	2017	2016

Checking Account	$ 12,220	$ ––
Cash on Hand	2,105	14,325

Total Cash and Cash Equivalents	$ 14,325	$ 14,325

Accounts Receivable

The Company considers accounts receivable to be fully collectible.  Accordingly, no allowance for doubtful accounts is required.  If amounts become uncollectible they will be charged to operations when that determination is made.

Earnings (Loss) per Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 “Earnings per Share”.  Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  The Company sales consist of natural nutritional powders which are purchased from an outside vendor when a sales order is completed.

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – Prepaid Expenses

Prepaid expenses consist of the following at December 31, 2017 and 2016:

December 31,	2017	2016

Filing Fees	$ 2,083	$ 2,083

Total Prepaid Expenses	$ 2,083	$ 2,083

NOTE 5 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at December 31, 2017.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.    Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 6 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Concentrations

For the years ended December 31, 2017 and 2016 the Company’s sales were with one (1) customer and amounted to $4,500 and $8,250, respectively.  For the years ended December 31, 2017 and 2016 the Company’s purchases were with one (1) vendor and amounted to $3,245 and $6,000, respectively.

NOTE 8 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At December 31, 2017 and 2016 there were -0- shares issued and outstanding.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized preferred stock to 100,000,000 shares from 50,000,000.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At December 31, 2017 and 2016 there were 76,295,171 and 76,107,171 shares issued and outstanding, respectively.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized common stock to 900,000,000 shares.

NOTE 9 – Commitments and Contingencies

The Company has no commitments and contingencies.