Form 10-Q
period 2018-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2018-05-11
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-51074

BIOFORCE NANOSCIENCES HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	74-3078125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2020 General Booth Blvd., Unit 230 Virginia Beach, VA	23454
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 757-306-6090

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]        No  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At May 10, 2018 the registrant had outstanding 76,295,171shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2018

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2018(unaudited) and December 31, 2017	4
Statements of Operations for the Three Months ended March 31, 2018 and 2017 (unaudited)	5
Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 (unaudited)	6
Notes to the Financial Statements (unaudited)	7

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	$ 18,825	$ 14,325
Accounts Receivable	—	4,500
Prepaid Expenses	3,833	2,083

Total Current Assets	22,658	20,908

Total Assets	$ 22,658	$ 20,908

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 8,561	$ 12,706

Total Current Liabilities	8,561	12,706

Total Liabilities	8,561	12,706

Commitment and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,295,171 Issued and Outstanding	76,295	76,295
Additional Paid-In-Capital	609,252	579,383
Accumulated Deficit	(671,450)	(647,476)

Total Stockholders' Equity	14,097	8,202

Total Liabilities and Stockholders' Equity	$ 22,658	$ 20,908

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2018	2017

Sales	$ —	$ —

Cost of Sales	—	—

Gross Profit	—	—

Expenses
General and Administrative	23,974	2,244

Loss Before Income Tax Expense	(23,974)	(2,244)

Income Tax Expense	—	—

Net Loss for the Period	$ (23,974)	$ (2,244)

Weighted Average Number of Common Shares -
Basic and Diluted	76,295,171	76,107,171

Net Loss for the Period Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2018	2017

Cash Flows from Operating Activities

Net Loss for the Period	$ (23,974)	$ (2,244)

Changes in Assets and Liabilities:
Accounts Receivable	4,500	—
Prepaid Expenses	(1,750)	1,250
Accounts Payable and Accrued Expenses	(4,145)	(2,543)

Net Cash Flows Used In Operating Activities	(25,369)	(3,537)

Cash Flows from Investing Activities	—	—

Cash Flows Provided By Financing Activities
Capital Contributions - Directors	29,869	3,537

Net Change in Cash and Cash Equivalents	4,500	—

Cash and Cash Equivalents - Beginning of Year	14,325	14,325

Cash and Cash Equivalents - End of Year	$ 18,825	$ 14,325

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

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

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2018 and December 31, 2017, the Company’s cash consisted of the following:

	March 31,	December 31,
	2018	2017

Checking Account	$ 16,720	$ 12,220
Cash on Hand	2,105	2,105

Total Cash and Cash Equivalents	$ 18,825	$ 14,325

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable and accrued liabilities approximate fair value given their short term nature or effective interest rates.

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASU on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

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

NOTE 4 – Prepaid Expenses

Prepaid expenses consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Audit Services	$ 3,000	$ ––
Filing Fees	833	2,083

Total Prepaid Expenses	$ 3,833	$ 2,083

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at March 31, 2018 and December 31, 2017.

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

NOTE 7 – Shareholder's Equity

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At March 31, 2018 and December 31, 2017 there were -0- shares issued and outstanding.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized preferred stock to 100,000,000 shares from 50,000,000.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At March 31, 2018 and December 31, 2017 there were 76,295,171 shares issued and outstanding.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized common stock to 900,000,000 shares.

NOTE 8 – Commitments and Contingencies

The Company has no commitments and contingencies.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors," below.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

        ·our future strategic plans

        ·our future operating results;

        ·our business prospects;

        ·our contractual arrangements and relationships with third parties;

        ·the dependence of our future success on the general economy;

        ·our possible future financing; and

        ·the adequacy of our cash resources and working capital.

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors that could have a negative impact on the company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, once it begins to implement its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of BioForce NanoSciences Holdings, Inc. included elsewhere herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2018 and 2017 Statements

The Sales Revenue from  the Company’s vitamin supplements for the three  months ended March 31, 2018 and for the three months ending march 31, 2017 were $-0- and $-0-, respectively. During the three months ended March 31, 2018 and 2017, the Company received no orders for its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2018 was $-0- and for the three months ending March 31, 2017 was $-0-, respectively.  The Company had no costs associated with the sale of its Bioforce Eclipse Supplement product due to no sales receipts during these respective periods.

Gross Margins for the three months ended March 31, 2018 and the same period in 2017 are $-0-, non-existent, due to the fact that no Bioforce Eclipse supplement was sold during these respective periods.

Gross Profit for the three months ended March 31, 2018 was $-0- and for the three months ended March 31, 2017 was $-0-.  Since the Company had no sales in the respective periods, $-0- Gross Profit.

Operating expenses for three months ended March 31, 2018, totaled $23,974 for General and Administrative Expenses, compared to $2,244 for the three months ended March 31, 2017. This increase during the same period ended March 31, 2018 was attributed to higher expenses from professional services as it relates to accounting and legal fees associated with the Company becoming a full-reporting issuer.

Net Loss:

Net loss for the Three Month Ended March 31, 2018 and 2017 were $23,974  and $2,244, respectively.

Liquidity and Capital Resources:

As of March 31, 2018, the Company’s assets totaled $22,658, which consisted of cash and prepaid expenses. Our total liabilities were $8,561 for accounts payable and accrued expenses. As of March 31, 2018, the Company had an accumulated deficit of $671,450 and a working capital of $14,097.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 5 in Financial Statements). For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary in meeting our operating requirement .

New Accounting Pronouncements

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Accounting Principals

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Investing Activities

Net cash used in investing activities was $0 for both both the three months ended March 31, 2018, and 2017.

Cash from Financing Activities

Net cash provided by financing activities was $29,869 for three month ended March 31, 2018, and was $3,537 for three month ended March 31, 2018. These amounts attributed by capital contribution from the Company’s directors.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), which was further updated in March, April, May and December 2016. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer.

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASU on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

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

Going Concern

We have incurred net losses since our inception.  We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2018.

Management’s Report on Internal Control over Financial Reporting

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ending March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018:

·The Company has inadequate segregation of duties within its cash disbursement control design.

·During the Quarter ending March 31, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended March 31, 2018  have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At this time, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.     Description of Exhibit

3.1 Certificate of Incorporation*

3.2 Bylaws*

4.1 Specimen Certificate of Common Stock*

10.1 Supplier Agreement**

10.2 Employer Agreement – Merle Ferguson**

10.3 Oral Employer Agreement – Richard Kaiser***

31.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

* Previously filed on Form 10 - December 19, 2017

** Previously filed on Form 10/A (amendment No. 1)- January 26, 2018

*** Previously filed on From 10/A (amendment No. 3)- April 25, 2018

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 11, 2018	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer