Form 10-Q
period 2018-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2018-07-24
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At July 23, 2018, the registrant had outstanding 76,300,163 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2018

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2018	4
Statements of Operations for the Three and Six Months ended June 30, 2018 and 2017 (unaudited)	5
Statements of Cash Flows for the Three and Six Months ended June 30, 2018 and 2017 (unaudited)	6
Notes to the Financial Statements (unaudited)	7

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	$ 23,881	$ 14,325
Accounts Receivable	—	4,500
Prepaid Expenses	—	2,083

Total Current Assets	23,881	20,908

Total Assets	$ 23,881	$ 20,908

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 7,537	$ 12,706

Total Current Liabilities	7,537	12,706

Total Liabilities	7,537	12,706

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,300,163 and 76,295,171 Issued and Outstanding, Respectively	76,300	76,295
Additional Paid-In-Capital	640,021	579,383
Accumulated Deficit	(699,977)	(647,476)

Total Stockholders' Equity	16,344	8,202

Total Liabilities and Stockholders' Equity	$ 23,881	$ 20,908

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$ 5,062	$ —	$ 5,062	$ —

Cost of Sales	3,645	—	3,645	—

Gross Profit	1,417	—	1,417	—

Operating Expenses
General and Administrative	28,946	2,153	52,920	4,397

Loss from Operations	(27,529)	(2,153)	(51,503)	(4,397)

Other Expenses
Loss on Liability Settlement	998	—	998	—

Loss Before Income Tax Expense	(28,527)	(2,153)	(52,501)	(4,397)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$ (28,527)	$ (2,153)	$ (52,501)	$ (4,397)

Weighted Average Number of Common Shares -
Basic and Diluted	76,296,225	76,107,171	76,295,695	76,107,171

Net Loss for the Period Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2018	2017

Cash Flows from Operating Activities

Net Loss for the Period	$ (52,501)	$ (4,397)
Non-Cash Adjustments:
Loss on Liability Settlement	998	—

Changes in Assets and Liabilities:
Accounts Receivable	4,500	—
Prepaid Expenses	2,083	(2,500)
Accounts Payable and Accrued Expenses	(1,924)	(2,543)

Net Cash Flows Used In Operating Activities	(46,844)	(9,440)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	56,400	9,440

Net Change in Cash	9,556	—

Cash - Beginning of Period	14,325	14,325

Cash - End of Period	$ 23,881	$ 14,325

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 4,243	$ —

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  At June 30, 2018 and December 31, 2017, the Company’s cash consisted of the following:

	June 30,	December 31,
	2018	2017

Checking Account	$ 21,776	$ 12,220
Cash on Hand	2,105	2,105

Total Cash and Cash Equivalents	$ 23,881	$ 14,325

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

Stock-Based Compensation

We periodically issue shares of our common stock to non-employees in exchange for goods and services. We account for stock issued to non-employees in accordance with ASC 505, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Revenue Recognition

Beginning January 1, 2018, the Company implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  To achieve this core principle we apply the following five steps:  identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

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

NOTE 4 – Prepaid Expenses

Prepaid expenses consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Filing Fees	$ ––	$ 2,083

Total Prepaid Expenses	$ ––	$ 2,083

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at June 30, 2018 and December 31, 2017.

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

During the six months ended June 30, 2018 and 2017, a majority shareholder, the CEO and CFO paid all expenses of the Company in the amount of $56,400 and $9,440, respectively.  These amounts paid will not be reimbursed to the shareholder, the CEO, or CFO, therefore additional paid in capital was increased by $56,400 and $9,440, respectively for the six months ended June 30, 2018 and 2017.

NOTE 7 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At June 30, 2018 and December 31, 2017 there were -0- shares issued and outstanding.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized preferred stock to 100,000,000 shares from 50,000,000.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At June 30, 2018 and December 31, 2017 there were 76,300,163 and 76,295,171 shares issued and outstanding, respectively.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized common stock to 900,000,000 shares.

During the six months ended June 30, 2018, the Company issued 4,992 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $3,245.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date which was an overpayment of the account payable to the vendor.  The overpayment of $998 is included in loss on liability settlement in the statement of operations at June 30, 2018.

NOTE 8 – Commitments and Contingencies

The Company has no commitments and contingencies.

NOTE 9 – Concentrations

For the six months ended June 30, 2018, the Company’s sales were with one (1) customer and amounted to $5,062.  For the six months ended June 30, 2018, the Company’s purchases were with one (1) vendor and amounted to $3,645.

NOTE 10 – Subsequent Events

The Company has no subsequent events.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2018 and 2017 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement product for the three  months ended June 30, 2018 and for the three months ending June 30, 2017 were $5,062 and $-0-, respectively. During the three months ended June 30, 2018 the Company sold 225 units of its "Bioforce Eclipse" vitamin supplement product for $5,062 and during the three months ended June 30, 2017 the Company had -0- revenue from no sales of the "Bioforce Eclipse" vitamin supplement.

The Cost of Sales for the three months ended June 30, 2018 was $ 3,645 and for the three months ending June 30, 2017 was $-0-, respectively.  For the three months ended June 30, 2018, the Company had $3,645 in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the three month ended June 30, 2017 the Company had no cost due to no sales receipts.

Gross Profit for the three months ended June 30, 2018 was $1,417 and for the three months ended June 30, 2017 was $-0-.  The Company had sales of 225 units of the "BioForce Eclipse" vitamin supplement product for the three months ending June 30, 2018, and had no sales for the three months ending June 30, 2017, $-0- Gross Profit.

Operating expenses for three months ended June 30, 2018, totaled $28,946 for General and Administrative Expenses, compared to $2,153 for the three months ended June 30, 2017. This increase during the same period ended June 30, 2018 was attributed to higher expenses from professional services as it relates to accounting and legal fees associated with the Company becoming a full-reporting issuer.

Six Months – June 30, 2018 and 2017 Statements

The Sales Revenue from  the Company’s "BioForce Eclipse" vitamin supplement for the six months ended June 30, 2018 and for the six months ending June 30, 2017 were $5,062 and $-0-, respectively. During the six months ended June 30, 2018 the Company sold 225 units of its "BioForce Eclipse" vitamin supplement product for $5,062 and during the six months ended June 30, 2017 the Company had -0- revenue from no sales of the "BioForce Eclipse" vitamin supplement.

The Cost of Sales for the six months ended June 30, 2018 was $ 3,645 and for the six months ending June 30, 2017 was $-0-, respectively.  For the six months ended June 30, 2018, the Company had $3,645 in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the six month ended June 30, 2017 the Company had no cost due to no sales receipts.

Gross Profit for the six months ended June 30, 2018 was $1,417 and for the six months ended June 30, 2017 was $-0-.  The Company had sales of 225 units of the "BioForce Eclipse" vitamin supplement product for the six months ending June 30, 2018, and had no sales for the six months ending June 30, 2017, $-0- Gross Profit.

Operating expenses for six months ended June 30, 2018, totaled $52,920 for General and Administrative Expenses, compared to $4,397 for the six months ended June 30, 2017. This increase during the same six month period ended June 30, 2018 was attributed to higher expenses from professional services as it relates to accounting and legal fees associated with the Company becoming a full-reporting issuer.

Net Loss:

Net loss for the three month ended June 30, 2018 and 2017 were $28,527 and $2,153, respectively. Net loss for the six month ended June 30, 2018 and 2017 were $52,501 and $4,397, respectively.

Liquidity and Capital Resources:

As of June 30, 2018, the Company’s assets totaled $23,881, which consisted of cash. Our total liabilities were $7,537 for accounts payable and accrued expenses. As of June 30, 2018, the Company had an accumulated deficit of $699,977 and a working capital of $16,344.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 5 in Financial Statements). For the next 12 months the Company has an oral commitment from its CEO and CFO to advance funds as necessary in meeting our operating requirement .

New Accounting Pronouncements

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $46,844, and for the six month ended June 30, 2017 was $9,440, respectively

Investing Activities

Net cash used in investing activities was $0 for both the six months ended June 30, 2018, and 2017, respectively.

Cash from Financing Activities

Net cash provided by financing activities was $56,400 for six month ended June 30, 2018, and was $9,440 for six month ended June 30, 2017. These amounts attributed by capital contribution from the Company’s directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2018.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ending June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018:

·The Company has inadequate segregation of duties within its cash disbursement control design.

·During the Quarter ending June 30, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended June 30, 2018  have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2018, the Company issued 4,992 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $3,245 (See Note 7 in Financial Statements).

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

10.1 Supplier Agreement**

10.2 Employer Agreement – Merle Ferguson**

10.3 Oral Employer Agreement – Richard Kaiser***

31.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2 Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2 Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

* Previously filed on Form 10 - December 19, 2017

** Previously filed on Form 10/A (amendment No. 1)- January 26, 2018

*** Previously filed on From 10/A (amendment No. 3)- April 25, 2018

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: July 24, 2018	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer