Form 10-Q
period 2018-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2018-10-24
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At October 24, 2018, the registrant had outstanding 76,300,163 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2018

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	4
Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017 (unaudited)	5
Statements of Cash Flows for the Three and Nine Months ended September 30, 2018 and 2017 (unaudited)	6
Notes to the Financial Statements (unaudited)	7

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	$ 23,888	$ 14,325
Accounts Receivable	5,512	4,500
Prepaid Expenses	—	2,083

Total Current Assets	29,400	20,908

Total Assets	$ 29,400	$ 20,908

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 5,465	$ 12,706

Total Current Liabilities	5,465	12,706

Total Liabilities	5,465	12,706

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,305,023 and 76,295,171 Issued and Outstanding, Respectively	76,305	76,295
Additional Paid-In-Capital	654,250	579,383
Accumulated Deficit	(706,620)	(647,476)

Total Stockholders' Equity	23,935	8,202

Total Liabilities and Stockholders' Equity	$ 29,400	$ 20,908

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$ 5,512	$ —	$ 10,575	$ —

Cost of Sales	3,920	—	7,565	—

Gross Profit	1,592	—	3,010	—

Operating Expenses
General and Administrative	8,235	2,201	61,156	6,598

Loss from Operations	(6,643)	(2,201)	(58,146)	(6,598)

Other Expenses
Loss on Liability Settlement	—	—	998	—

Loss Before Income Tax Expense	(6,643)	(2,201)	(59,144)	(6,598)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$ (6,643)	$ (2,201)	$ (59,144)	$ (6,598)

Weighted Average Number of Common Shares -
Basic and Diluted	76,302,299	76,134,028	76,297,913	76,116,123

Net Loss for the Period Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2018	2017

Cash Flows from Operating Activities

Net Loss for the Period	$ (59,144)	$ (6,598)
Non-Cash Adjustments:
Loss on Liability Settlement	998	—

Changes in Assets and Liabilities:
Accounts Receivable	(1,012)	—
Prepaid Expenses	2,083	(4,750)
Accounts Payable and Accrued Expenses	(351)	(2,840)

Net Cash Flows Used In Operating Activities	(57,426)	(14,188)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	66,989	14,188

Net Change in Cash	9,563	—

Cash - Beginning of Period	14,325	14,325

Cash - End of Period	$ 23,888	$ 14,325

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 7,888	$ 11,280

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

Cash

At September 30, 2018 and December 31, 2017, the Company’s cash consisted of the following:

	September 30,	December 31,
	2018	2017

Checking Account	$ 23,283	$ 12,220
Cash on Hand	605	2,105

Total Cash	$ 23,888	$ 14,325

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

NOTE 4 – Prepaid Expenses

Prepaid expenses consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Filing Fees	$ ––	$ 2,083

Total Prepaid Expenses	$ ––	$ 2,083

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018 and 2017, a majority shareholder, the company's CEO and CFO paid all expenses of the Company in the amount of $66,989 and $14,188, respectively.  These amounts paid will not be reimbursed to the shareholder, the CEO or CFO, therefore additional paid- in-capital was increased by $66,989 and $14,188 respectively for the nine months ended September 30, 2018 and 2017.

NOTE 7 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At September 30, 2018 and December 31, 2017 there were -0- shares issued and outstanding.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized preferred stock to 100,000,000 shares from 50,000,000.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At September 30, 2018 and December 31, 2017 there were 76,305,023 and 76,295,171 shares issued and outstanding, respectively.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized common stock to 900,000,000 shares.

During the nine months ended September 30, 2018, the Company issued 9,852 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $7,888.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date which was an overpayment of the account payable to the vendor.  The overpayment of $998 is included in loss on liability settlement in the statement of operations at September 30, 2018.

NOTE 8 – Commitments and Contingencies

The Company has no commitments and contingencies.

NOTE 9 – Concentrations

For the nine months ended September 30, 2018, the Company’s sales were with one (1) customer and amounted to $10,575.  For the nine months ended September 30, 2018, the Company’s purchases were with one (1) vendor and amounted to $7,565.

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2018 and 2017 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement product for the three months ended September 30, 2018 and for the three months ending September 30, 2017 were $5,512 and $-0-, respectively. During the three months ended September 30, 2018 the Company sold 245 units of its "Bioforce Eclipse" vitamin supplement product for $5,512 and during the three months ended September 30, 2017 the Company had -0- revenue from no sales of the "Bioforce Eclipse" vitamin supplement.

The Cost of Sales for the three months ended September 30, 2018 was $3,920 and for the three months ended September 30, 2017 was $-0-.  For the three months ended September 30, 2018, the Company had $3,920 in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the three month ended September 30, 2017 the Company had no cost due to no sales receipts.

Gross Profit for the three months ended September 30, 2018 was $1,592 and for the three months ended September 30, 2017 was $-0-.  The Company had sales of 245 units of the "BioForce Eclipse" vitamin supplement product for the three months ended September 30, 2018, and had $-0- sales for the three months ending September 30, 2017.

Operating expenses for three months ended September 30, 2018, totaled $8,235 for General and Administrative Expenses, compared to $2,201 for the three months ended September 30, 2017. This increase during the same period ended September, 2018 was attributed to higher expenses from professional services as it relates to accounting and legal fees associated with the Company being a full-reporting issuer.

Nine Months – September 30, 2018 and 2017 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017 were $10,575 and $-0-, respectively. During the nine months ended September 30, 2018 the Company sold 470 units of its "BioForce Eclipse" vitamin supplement product for $10,575 and during the nine months ended September 30, 2017 the Company had -0- revenue from no sales of the "BioForce Eclipse" vitamin supplement.

The Cost of Sales for the nine months ended September 30, 2018 was $7,565 and for the nine months ended September 30, 2017 was $-0-.  For the nine months ended September 30, 2018, the Company had $7,565 in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the nine month ended September 30, 2017 the Company had no cost due to no sales receipts.

Gross Profit for the nine months ended September 30, 2018 was $3,010 and for the nine months ended September 30, 2017 was $-0-.  The Company had sales of 470 units of the "BioForce Eclipse" vitamin supplement product for the nine months ended September 30, 2018, and had $-0- sales for the nine months ended September 30, 2017.

Operating expenses for nine months ended September 30, 2018, totaled $61,156 for General and Administrative Expenses, compared to $6,598 for the nine months ended September 30, 2017. This increase during the same nine month period ended September 30, 2018 was attributed to higher expenses from professional services as it relates to accounting and legal fees associated with the Company being a full-reporting issuer.

Net Loss:

Net loss for the three months ended September 30, 2018 and 2017 were $6,643 and $2,201, respectively. Net loss for the nine months ended September 30, 2018 and 2017 were $59,144 and $6,598, respectively.

Liquidity and Capital Resources:

As of September 30, 2018, the Company’s assets totaled $29,400, which consisted of cash of $23,888 and account receivable of $5,512. Our total liabilities were $5,465 for accounts payable and accrued expenses. As of September 30, 2018, the Company had an accumulated deficit of $706,620 and a working capital of $23,935.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 5 in Financial Statements). For the next 12 months the Company has an oral commitment from its CEO and CFO to advance funds as necessary in meeting our operating requirements.

New Accounting Pronouncements

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $57,426, and for the nine month ended September 30, 2017 was $14,188, respectively

Investing Activities

Net cash used in investing activities was $0 for both the nine months ended September 30, 2018, and 2017, respectively.

Cash from Financing Activities

Net cash provided by financing activities was $66,989 for nine month ended september 30, 2018, and was $14,188 for nine month ended September 30, 2017. These amounts attributed by capital contributions from the Company’s directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2018.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018:

·The Company has inadequate segregation of duties within its cash disbursement control design.

·During the Quarter ended September 30, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended September 30, 2018 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Company issued 188,000 shares of restricted common stock in relief of accounts payable valued at $11,280. These payables were related to the purchase of raw materials for the year ended December 31, 2016. No underwriter was involved with the sale and no commissions were paid in connection with such sale (See Exhibit 10.1).

In June 2018, the Company issued 4,992 restricted shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $3,245 (See Exhibit 10.1).

In August 2018, the Company issued 4,860 restricted shares of common stock at $0.75 per share based on the closing price of the Company's shares on August 21, 2018. The issuance was in exchange for product payment that was recorded in accounts payable in the amount of $3,645 (See Note 7 - Financial Statements and Exhibit 10.1).

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T.+

* Previously filed on Form 10 - December 19, 2017

** Previously filed on Form 10/A (amendment No. 1)- January 26, 2018

*** Previously filed on From 10/A (amendment No. 3)- April 25, 2018

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: October 24, 2018	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer