Form 10-K
period 2018-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2019-03-29
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of  the Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the 26,110,163 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.81 per share of the registrant’s common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2018) was approximately $21,149,232.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At March 27, 2019 the registrant had outstanding 76,312,213 shares of common stock, par value $0.001 per share.

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

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2017 and 2018.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2017 Quarter Ended:
March 31, 2017	$0.015	$0.01
June 30, 2017	$0.04	$0.035
September 30, 2017	$0.08	$0.06
December 31, 2017	$1.20	$0.80

2018 Quarter Ended:
March 31, 2018	$0.92	$0.91
June 30, 2018	$0.89	$0.53
September 30, 2018	$0.98	$1.06
December 31, 2018	$0.91	$1.00

As of December 31, 2018, we were authorized to issue 900,000,000 shares of our common stock, of which 76,308,587 shares were outstanding.  Our shares of common stock are held by approximately 233 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share, of which -0- shares are issued or outstanding.  There is no trading market for our preferred stock.

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

Going Concern

On December 31, 2018, we had total assets of $35,127 and total liabilities of $5,323.  Our independent certified public accountants have stated in their report on our audited financial statements for the calendar year-end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2018, BioForce had an accumulated deficit of $715,214, which included a net loss of $67,738 reported for the year ended December 31, 2018.  Also, during the year ended December 31 2018, we used net cash of $62,466 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017.

Revenues for the Company’s year ended December 31, 2018 totaled $16,310 from the sales of its vitamin supplements. The increase of $11,810 as compared to the same period ending December 31, 2017 was attributed to higher sales for the Company’s vitamin supplements.

Gross margins changed between 2018 and 2017 due to increases of net sales of units sold of the “BioForce Eclipse” supplement product, 670 units in 2018 compared to 200 units in 2017.

Gross profit for the year ended December 31, 2018 was $4,665 as compared to gross profit for $1,255 for the year ended December 31, 2017. An increase in gross profit for the period ended December 31, 2018 compared to year ended December 31, 2017 was due to an increase in unit sales during 2018.

Cost of Goods Sold for the year ending December 31, 2018 totaled $11,645 compared to $3,245 for year ended December 31, 2017.  The increase was due to higher unit sales of the “BioForce Eclipse” supplement product in 2018.

General and Administrative expenses for the year ended December 31, 2018 totaled $71,405 compared to $32,516 for December 31, 2017, primarily due to increases in professional service fees.

Net Loss

Net loss for the year ended December 31, 2018 and 2017 were $67,738 and $31,261, respectively.

Liquidity and Capital Resources:

As of December 31, 2018, our assets totaled $35,127, which consisted of mainly cash. The Company’s total liabilities were $5,323, which consisted of accounts payable and accrued expenses.  As of this date the Company had an accumulated deficit of $715,214 and working capital of $29,804.

As of December 31, 2017, our assets totaled $20,908, which consisted of cash and prepaid expenses. The Company’s total liabilities were $12,706 which consisted of accounts payable and accrued expenses.  As of this date the Company had an accumulated deficit of $647,476 and working capital of $8,202.

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

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2018, and 2017.

Cash from Financing Activities

Net cash provided by financing activities was $77,533 for year ended December 31, 2018, and was $25,898 for year ended December 31, 2017.

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

Revenue Recognition

The Company recognizes revenue and cost of goods sold from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Inventory Inventory is carried at the lower of cost or (net realizable value), using last- in, first-out method of determining cost. The Company only orders inventory once a sales invoice is obtained. Inventory consists of finished goods of the “BioForce Eclipse” supplement, shipped from our private-label distributor.

All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended December 31, 2018 and 2017.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of December 31, 2018 and 2017 there were no derivative liabilities.

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: 1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASC on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

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

Subsequent Events

In January 2019, the Company issued 4,626 restricted shares of common stock at $0.88 per share based on the closing price of the Company's shares on January 18, 2019. The issuance was in exchange for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,080 (See Note 11 and exhibit 10.1).

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2018.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018:

•

The Company has inadequate segregation of duties within its cash disbursement control design.

•

During the year ended December 31, 2018, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. If deficiencies appear in our internal controls, management would immediately make changes that would improve the separation of duties, accounting processes and oversight. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	72	President/Treasurer/Director
Richard Kaiser	54	Secretary/Director

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

ITEM 11. Executive Compensation.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)(3)
Merle Ferguson President, CEO and Director	2016 2017 2018	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	(2) $-0- $-0-
Richard Kaiser Secretary and Director	2016 2017 2018	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	(3) $-0- $-0-

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

Employment Agreements

The Company had an employment contract with Mr. Ferguson for the period from July 1, 2013 until June 30, 2018.  There are no other compensation plans or arrangements, including payments to be made by us with respect to our officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for compensation to be paid to our directors, officers, employees or consultants that would result from a change-in-control.

Stock Options

The Company had no stock options outstanding at December 31, 2018.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2017 and 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2018, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	20,000,000	26.21%
Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	10,190,000 (2)	13.35%

Susan Donohue	20,000,000 (3)	26.21%
1239 Artic Street Antigo, WI 54409

All Officers and Directors as a Group (2 persons)	30,190,000	39.56%

(1) Applicable percentage ownership is based on 76,308,587 shares outstanding as of December 31, 2018. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2018.

(2) Mr. Kaiser owns directly 10,000,000 shares of common stock and he owns 190,000 shares beneficially through his Company, Yes International, Inc.

(3) Ms. Donohue owns her shares beneficially through her wholly owned companies, TJJR Enterprises, Inc. and Trade Exchange International, Inc.

RECENT SALES OF UNREGISTERED SECURITIES.

In September 2017, the Company issued 188,000 shares of restricted common stock in relief of accounts payable valued at $11,280. These payables were related to the purchase of raw materials for the year ended December 31, 2016. No underwriter was involved with the sale and no commissions were paid in connection with such sale (See Exhibit 10.1).

In June 2018, the Company issued 4,992 restricted shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $3,245 (See Note 7).

In August 2018, the Company issued 4,860 restricted shares of common stock at $0.75 per share based on the closing price of the Company's shares on August 21, 2018. The issuance was in exchange for product payment that was recorded in accounts payable in the amount of $3,645 (See Note 7 - Financial Statements and Exhibit 10.1).

In November 2018, the Company issued 3,564 restricted shares of common stock at $1.10 per share based on the closing price of the Company's shares on November 11, 2018. The issuance was in exchange for product payment of $3.920 for the Company's "BioEclipse" supplement.

In January 2019, the Company issued 4,626 restricted shares of common stock at $0.88 per share based on the closing price of the Company's shares on January 18, 2019. The issuance was in exchange for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,080 ( See Note11 and exhibit 10.1)

All securities issued by the Company are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk of this investment and are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark "stop transfer" on its ledger regarding these shares.

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson paid $70,933 in 2018 and in 2017 he paid $7,000 in expenses on behalf of the Company. Mr. Richard Kaier paid $6,600 in 2018 and -0- in 2017. Both Mr. Ferguson and Mr. Kaiser have no expectations that these payments would be repaid. Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for auditing services for financial statements for the period ending December 31, 2018 was $10,000 and for the years ended December 31, 2017 was $9,180.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2018 and 2017.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2018 and 2017, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

Date: March 28, 2019

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

March 28, 2019

/s/ Merle Ferguson Merle Ferguson, Chief Executive Officer

/s/ Richard Kaiser Richard Kaiser, Acting Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
DECEMBER 31, 2018

BIOFORCE NANOSCIENCES HOLDINGS, INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           F-2

Balance Sheets at December 31, 2018 and 2017                                                                F-3

Statements of Operations for the Years Ended December 31, 2018 and 2017                   F-4

Statements of Cash Flows for the Years Ended December 31, 2018 and 2017                  F-5

Statements of Changes in Equity for the Years Ended December 31, 2018 and 2017       F-6

Notes to Financial Statements                                                                                              F-7 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of BioForce Nanosciences Holdings, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioForce Nanosciences Holdings, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company incurred recurring losses from operations, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, Colorado

March 28, 2019

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS

December 31,	2018	2017

ASSETS
Current Assets
Cash	$ 29,392	$ 14,325
Accounts Receivable	5,735	4,500
Prepaid Expenses	—	2,083

Total Current Assets	35,127	20,908

Total Assets	$ 35,127	$ 20,908

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 5,323	$ 12,706

Total Current Liabilities	5,323	12,706

Total Liabilities	5,323	12,706

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,308,587 and 76,295,171 Issued and Outstanding, Respectively	76,308	76,295
Additional Paid-In-Capital	668,710	579,383
Accumulated Deficit	(715,214)	(647,476)

Total Stockholders' Equity	29,804	8,202

Total Liabilities and Stockholders' Equity	$ 35,127	$ 20,908

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2018	2017

Sales	$ 16,310	$ 4,500

Cost of Sales	11,645	3,245

Gross Profit	4,665	1,255

Operating Expenses
General and Administrative	71,405	32,516

Loss from Operations	(66,740)	(31,261)

Other Expenses
Loss on Liability Settlement	998	—

Loss Before Income Tax Expense	(67,738)	(31,261)

Income Tax Expense	—	—

Net Loss	$ (67,738)	$ (31,261)

Weighted Average Number of Common Shares -
Basic and Diluted	76,300,252	76,161,253

Net Loss Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2018	2017

Cash Flows from Operating Activities

Net Loss	$ (67,738)	$ (31,261)
Non-Cash Adjustments:
Loss on Liability Settlement	998	—

Changes in Assets and Liabilities:
Accounts Receivable	(1,235)	(4,500)
Prepaid Expenses	2,083	—
Accounts Payable and Accrued Expenses	3,426	9,863

Net Cash Flows Used In Operating Activities	(62,466)	(25,898)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	77,533	25,898

Net Change in Cash	15,067	—

Cash - Beginning of Year	14,325	14,325

Cash - End of Year	$ 29,392	$ 14,325

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 11,807	$ 11,280

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2018

	Common Stock		Additional		Total
	$ .001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2017	76,107,171	$ 76,107	$ 542,393	$ (616,215)	$ 2,285

Capital Contributions - Directors	—	—	25,898	—	25,898

Common Stock Issued in Exchange for Product Payment	188,000	188	11,092	—	11,280

Net Loss	—	—	—	(31,261)	(31,261)

Balance - December 31, 2017	76,295,171	76,295	579,383	(647,476)	8,202

Capital Contributions - Directors	—	—	77,533	—	77,533

Common Stock Issued in Exchange for Product Payment	13,416	13	11,794	—	11,807

Net Loss	—	—	—	(67,738)	(67,738)

Balance - December 31, 2018	76,308,587	$ 76,308	$ 668,710	$ (715,214)	$ 29,804

 The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. (“BioForce”), a Delaware corporation, and changed the corporate name at that time. The acquisition was made pursuant to an agreement entered into on November 30, 2005 ("Merger Agreement"), whereby we agreed to merge our newly created, wholly owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce, with BioForce being the surviving entity. The Company’s mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

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

Cash

At December 31, 2018 and 2017, the Company’s cash consisted of the following:

December 31,	2018	2017

Checking Account	$ 28,788	$ 12,220
Cash on Hand	605	2,105

Total Cash	$ 29,393	$ 14,325

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Stock-Based Compensation

We periodically issue shares of our common stock to non-employees in exchange for goods and services. We account for stock issued to non-employees in accordance with ASC 505-50, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

The Company recognizes revenue and cost of goods sold from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Inventory. Inventory is carried at the lower of cost or (net realizable value), using last- in, first-out method of determining cost. The Company only orders inventory once a sales invoice is obtained. Inventory consists of finished goods of the “BioForce Eclipse” supplement, shipped from our private-label.

All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended December 31, 2018 and 2017.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of December 31, 2018 and 2017 there were no derivative liabilities.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Prepaid expenses consist of the following at December 31, 2018 and 2017:

December 31,	2018	2017

Filing Fees	$ ––	$ 2,083

Total Prepaid Expenses	$ ––	$ 2,083

NOTE 5 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at December 31, 2018 and 2017.

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

During the year ended December 31, 2018 and 2017, a majority shareholder and the CFO paid all expenses of the Company in the amount of $77,533 and $25,898, respectively.  These amounts paid will not be reimbursed to the shareholder or the CFO; therefore, additional paid in capital was increased by $77,533 and $25,898 respectively for the years ended December 31, 2018 and 2017.

NOTE 7 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At December 31, 2018 and 2017 there were -0- shares issued and outstanding.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized preferred stock to 100,000,000 shares from 50,000,000.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At December 31, 2018 and 2017, there were 76,308,587 and 76,295,171 shares issued and outstanding, respectively.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized common stock to 900,000,000 shares.

During the year ended December 31, 2017, the Company issued 188,000 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $11,280.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the year ended December 31, 2018, the Company issued 13,416 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $11,808.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date which was an overpayment of the accounts payable to the vendor.  The overpayment of $998 is included in loss on liability settlement in the statement of operations at December 31, 2018.

NOTE 8 – Commitments and Contingencies

The Company has no commitments and contingencies.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – Concentrations

For the year ended December 31, 2018, the Company’s sales were with one (1) customer and amounted to $16,310.  For the year ended December 31, 2018, the Company’s purchases were with one (1) vendor and amounted to $11,645.

NOTE 10 – Income Taxes

Income taxes are computed based on Net income (loss) provided in the financial statements at federal and state applicable rates.  Income tax expense at December 31, 2018 and 2017 was $-0- due to the Company’s net loss.

The effective income tax rate of 0% for the years ended December 31, 2018 and 2017 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods. For the year ended December 31, 2018 a tax benefit of approximately $18,300 would have been generated. For the year ended December 31, 2017 a tax benefit of approximately $6,600 would have been generated. However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of December 31, 2018 the Company had net operating losses of approximately $67,700 that would result in a deferred tax asset of approximately $18,300. However, the Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

NOTE 11 – Subsequent Events

On January 23, 2019 the board of directors issued a resolution to issue 4,626 shares to pay a vendor’s bill of $4,080 included in accounts payable at December 31, 2018.