Form 10-Q
period 2019-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2019-04-30
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]        No  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [X] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At April 29, 2019 the registrant had outstanding 76,313,213 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2019

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$ 35,120	$ 29,392
Accounts Receivable	5,850	5,735

Total Current Assets	40,970	35,127

Total Assets	$ 40,970	$ 35,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 6,775	$ 5,323

Total Current Liabilities	6,775	5,323

Total Liabilities	6,775	5,323

Commitments and Contingencies (Note 7)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,313,213 and 76,308,587 Issued and Outstanding, Respectively	76,313	76,308
Additional Paid-In-Capital	685,948	668,710
Accumulated Deficit	(728,066)	(715,214)

Total Stockholders' Equity	34,195	29,804

Total Liabilities and Stockholders' Equity	$ 40,970	$ 35,127

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2019	2018

Sales	$ 5,850	$ —

Cost of Sales	4,160	—

Gross Profit	1,690	—

Operating Expenses
General and Administrative	14,542	23,974

Loss from Operations Before Income Tax Expense	(12,852)	(23,974)

Income Tax Expense	—	—

Net Loss for the Period	$ (12,852)	$ (23,974)

Weighted Average Number of Common Shares -
Basic and Diluted	76,312,031	76,295,171

Net Loss Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$ (12,852)	$ (23,974)

Changes in Assets and Liabilities:
Accounts Receivable	(115)	4,500
Prepaid Expenses	—	(1,750)
Accounts Payable and Accrued Expenses	5,532	(4,145)

Net Cash Flows Used In Operating Activities	(7,435)	(25,369)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	13,163	29,869

Net Change in Cash	5,728	4,500

Cash - Beginning of Period	29,392	14,325

Cash - End of Period	$ 35,120	$ 18,825

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 4,080	$ —

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2018	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2017	76,295,171	$ 76,295	$ 579,383	$ (647,476)	$ 8,202

Capital Contributions - Directors	—	—	29,869	—	29,869

Net Loss for the Period	—	—	—	(23,974)	(23,974)

Balance - March 31, 2018	76,295,171	$ 76,295	$ 609,252	$ (671,450)	$ 14,097

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2019	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2018	76,308,587	$ 76,308	$ 668,710	$ (715,214)	$ 29,804

Capital Contributions - Directors	—	—	13,163	—	13,163

Common Stock Issued in Exchange for Product Payment	4,626	5	4,075	—	4,080

Net Loss for the Period	—	—	—	(12,852)	(12,852)

Balance - March 31, 2019	76,313,213	$ 76,313	$ 685,948	$ (728,066)	$ 34,195

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2018, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of March 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

Method of Accounting

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

Cash

At March 31, 2019 and December 31, 2018, the Company’s cash consisted of the following:

	March 31,	December 31,
	2019	2018

Checking Account	$ 34,515	$ 28,788
Cash on Hand	605	605

Total Cash	$ 35,120	$ 29,393

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

Stock-Based Compensation

We account for employee and non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Inventory

Inventory is carried at the lower of cost or net realizable value, using last-in, first-out method of determining cost.  The Company only orders inventory once a sales invoice is obtained.  Inventory consists of finished goods of the “BioForce Eclipse” supplement, shipped from our private label.

All existing inventory is considered current and usable and no reserve for obsolescence was carried at March 31, 2019 and December 31, 2018.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is re-classed to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.  As of March 31, 2019 and December 31, 2018 there were no derivative liabilities.

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at March 31, 2019 and December 31, 2018.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the three months ended March 31, 2019 and 2018, a majority shareholder and the CFO paid all expenses of the Company in the amount of $13,163 and $29,869, respectively.  These amounts paid will not be reimbursed to the shareholder or the CFO; therefore, additional paid in capital was increased by $13,163 and $29,869, respectively for the three months ended March 31, 2019 and 2018.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At March 31, 2019 and December 31, 2018 there were -0- shares issued and outstanding.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized preferred stock to 100,000,000 shares from 50,000,000 shares.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At March 31, 2019 and December 31, 2018, there were 76,313,213 and 76,308,587 shares issued and outstanding, respectively.  On December 5, 2017, the Company amended its Articles of Incorporation in order to increase authorized common stock to 900,000,000 shares.

During the year ended December 31, 2018, the Company issued 13,416 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $11,807.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date which was an overpayment of the accounts payable to the vendor.  The overpayment of $998 is included in loss on liability settlement in the statement of operations at December 31, 2018.

During the three months ended March 31, 2019, the Company issued 4,626 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $4,080.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

NOTE 7 – Commitments and Contingencies

The Company has no commitments and contingencies.

NOTE 8- Subsequent Events

The Company has no subsequent events

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2019 and 2018 Statements

The Sales Revenue from  the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2019 and for the three months ending March 31, 2018 were $5,850 and $-0-, respectively. During the three months ended March 31, 2019 the Company received one order for 240 units of its Bioforce Eclipse supplement product, and for the same period ending March 31, 2018 the Company received no orders for its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2019 was $4,160 whereas the Company had cost associated with the sales of its BioForce Eclipse supplement product. The Cost of Goods Sold for the three months ending March 31, 2018 was $-0- whereas the Company had no costs associated with the sale of its Bioforce Eclipse Supplement product due to no sales receipts during this respective period.

Gross Margins for the three months ended March 31, 2019 was 28.89% from the sale of 240 units of the BioForce Eclipse supplement product, and during the same period in 2018 was 0%, due to the fact that no Bioforce Eclipse supplement was sold.

Gross Profit for the three months ended march 31, 2019 $1,690 and for the three months ended March 31, 2018 was $-0-, the Company had no sales in the respective period.

Operating expenses for three months ended March 31, 2019, totaled $14,542 for General and Administrative Expenses, compared to $23,974 for the three months ended March 31, 2018. This decrease during the same period ended March 31, 2019 was attributed to lower expenses from professional services as it relates to accounting and legal fees associated with the Company becoming a full-reporting issuer, and the Company no longer pays OTCMARKETS.COM for fees associated as being an alternative reporting listed issuer.

Net Loss:

Net loss for the Three Month Ended March 31, 2019 and 2018 were $12,852 and $23,974, respectively.

Liquidity and Capital Resources:

As of March 31, 2019, the Company’s assets totaled $40,970, which consisted of cash and accounts receivables. Our total liabilities were $6,775 for accounts payable and accrued expenses. As of March 31, 2019, the Company had an accumulated deficit of $728,066 and working capital of $34,195.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary in meeting our operating requirement.

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

Investing Activities

Net cash used in investing activities was $0 for both three month periods ended March 31, 2019 and 2018.

Cash from Financing Activities

Net cash provided by financing activities was $13,163 for three month ended March 31, 2019, and was $29,869  for three month ended March 31, 2018. These amounts attributed by capital contribution from the Company’s directors.

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

Stock-Based Compensation

We account for employee and non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 201 8 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ending March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ending March 31, 2019, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At this time, there are no materials pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2019, the Company issued 4,626 restricted shares of common stock at $0.88 per share based on the closing price of the Company's shares on January 18, 2019. The issuance was in exchange for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,080 (See Note 6).

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

101 Interactive Financial Data XBRL Extensions.+

* Previously filed on Form 10 - December 19, 2017

** Previously filed on Form 10/A (amendment No. 1)- January 26, 2018

*** Previously filed on From 10/A (amendment No. 3)- April 25, 2018

+filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: April 30, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer

Exhibit 31.1

CHIEF EXECUTIVE OFFICER

I, Merle Ferguson, hereby certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Bioforce Nanosciences Holdings, Inc..;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 30, 2019	/s/Merle Ferguson Merle Ferguson Chief Executive Officer

Exhibit 31.2

CHIEF FINANCIAL OFFICER

I, Richard Kaiser, hereby certify that:

(1) I have reviewed this quarterly report on Form 10-Q of BioForce Nanosciences Holdings, Inc..;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 30, 2019	/s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of  Bioforce Nanosciences Holdings, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending March 31, 2019 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 30 , 2019	/s/Merle Ferguson Merle Ferguson Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officers of Bioforce Nanosciences Holdings, Inc., a Nevada corporation (the "Company"), do hereby certify, to the best of their knowledge, that:

1.     The Quarterly Report on Form 10-Q for the period ending March 31, 2019 (the "Report") of the Company complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 30, 2019	/s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer