Form 10-Q
period 2019-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2019-07-22
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At July 22, 2019 the registrant had outstanding 76,316,294 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
June 30 , 2019

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$ 40,970	$ 29,392
Accounts Receivable	5,962	5,735

Total Current Assets	46,932	35,127

Total Assets	$ 46,932	$ 35,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 5,015	$ 5,323

Total Current Liabilities	5,015	5,323

Total Liabilities	5,015	5,323

Commitments and Contingencies (Note 7)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,316,294 and 76,308,587 Issued and Outstanding, Respectively	76,316	76,308
Additional Paid-In-Capital	700,849	668,710
Accumulated Deficit	(735,248)	(715,214)

Total Stockholders' Equity	41,917	29,804

Total Liabilities and Stockholders' Equity	$ 46,932	$ 35,127

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$ 5,962	$ 5,062	$ 11,812	$ 5,062

Cost of Sales	5,015	3,645	9,175	3,645

Gross Profit	947	1,417	2,637	1,417

Operating Expenses
General and Administrative	8,129	28,946	22,671	52,920

Loss from Operations Before Loss on Liability Settlement	(7,182)	(27,529)	(20,034)	(51,503)

Loss on Liability Settlement	—	998	—	998

Loss Before Income Tax Expense	(7,182)	(28,527)	(20,034)	(52,501)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$ (7,182)	$ (28,527)	$ (20,034)	$ (52,501)

Weighted Average Number of Common Shares -
Basic and Diluted	76,314,719	76,296,225	76,313,374	76,295,695

Net Loss Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$ (20,034)	$ (52,501)

Non-Cash Adjustments:
Loss on Liability Settlement	—	998
Common Stock Issued to Purchase Inventory	8,240	4,243

Changes in Assets and Liabilities:
Accounts Receivable	(227)	4,500
Prepaid Expenses	—	2,083
Accounts Payable and Accrued Expenses	(308)	(6,167)

Net Cash Flows Used In Operating Activities	(12,329)	(46,844)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	23,907	56,400

Net Change in Cash	11,578	9,556

Cash - Beginning of Period	29,392	14,325

Cash - End of Period	$ 40,970	$ 23,881

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Equity

Balance - March 31, 2018	76,295,171	$ 76,295	$ 609,252	$ (671,450)	$ 14,097

Capital Contributions - Directors	—	—	26,531	—	26,531

Common Stock Issued in Exchange for Product Payment	4,992	5	4,238	—	4,243

Net Loss for the Period	—	—	—	(28,527)	(28,527)

Balance - June 30, 2018	76,300,163	$ 76,300	$ 640,021	$ (699,977)	$ 16,344

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity

Balance - March 31, 2019	76,313,213	$ 76,313	$ 685,948	$ (728,066)	$ 34,195

Capital Contributions - Directors	—	—	10,744	—	10,744

Common Stock Issued in Exchange for Product Payment	3,081	3	4,157	—	4,160

Net Loss for the Period	—	—	—	(7,182)	(7,182)

Balance - June 30, 2019	76,316,294	$ 76,316	$ 700,849	$ (735,248)	$ 41,917

		-7-

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2017	76,295,171	$ 76,295	$ 579,383	$ (647,476)	$ 8,202

Capital Contributions - Directors	—	—	56,400	—	56,400

Common Stock Issued in Exchange for Product Payment	4,992	5	4,238	—	4,243

Net Loss for the Period	—	—	—	(52,501)	(52,501)

Balance - June 30, 2018	76,300,163	$ 76,300	$ 640,021	$ (699,977)	$ 16,344

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2018	76,308,587	$ 76,308	$ 668,710	$ (715,214)	$ 29,804

Capital Contributions - Directors	—	—	23,907	—	23,907

Common Stock Issued in Exchange for Product Payment	7,707	8	8,232	—	8,240

Net Loss for the Period	—	—	—	(20,034)	(20,034)

Balance - June 30, 2019	76,316,294	$ 76,316	$ 700,849	$ (735,248)	$ 41,917

The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2018, has been derived from audited financial statements and the unaudited condensed financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

Cash

At June 30, 2019 and December 31, 2018, the Company’s cash consisted of the following:

	June 30,	December 31,
	2019	2018

Checking Account	$ 40,365	$ 28,787
Cash on Hand	605	605

Total Cash	$ 40,970	$ 29,392

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Stock Based Compensation

We account for employee and non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, which requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

Inventory

Inventory is carried at the lower of cost or net realizable value, using last-in, first-out method of determining cost.  The Company only orders inventory once a sales invoice is obtained.  Inventory consists of finished goods of the “BioForce Eclipse” supplement, shipped from our private label.

Reclassifications

Certain prior period amounts in the accompanying unaudited financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported financial statements.

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including the new lease standard.  The Company does not have any leases and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at June 30, 2019 and December 31, 2018.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the three months ended June 30, 2019 and 2018, a majority shareholder and the CFO paid all expenses of the Company in the amount of $10,744 and $26,531, respectively.  These amounts paid will not be reimbursed to the shareholder or the CFO; therefore, additional paid in capital was increased by $10,744 and $26,531, respectively for the three months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019 and 2018, a majority shareholder and the CFO paid all expenses of the Company in the amount of $23,907 and $56,400, respectively.  These amounts paid will not be reimbursed to the shareholder or the CFO; therefore, additional paid in capital was increased by $23,907 and $56,400, respectively for the six months ended June 30, 2019 and 2018.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At June 30, 2019 and December 31, 2018 there were -0- shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At June 30, 2019 and December 31, 2018, there were 76,316,294 and 76,308,587 shares issued and outstanding, respectively.

During the three and six months ended June 30, 2019, the Company issued 3,081 and 7,707 shares of common stock, respectively in exchange for product payment that was recorded in accounts payable in the amount of $4,160 and $8,240, respectively.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

NOTE 7 – Commitments and Contingencies

The Company has no commitments and contingencies.

NOTE 8 – Concentrations

For the three and six months ended June 30, 2019 the Company’s sales were with one (1) customer and amounted to $5,962 and $11,812, respectively.  For the three and six months ended June 30, 2019, the Company’s purchases were with one (1) vendor and amounted to $5,015 and $9,175, respectively.

For the three and six months ended June 30, 2018 the Company’s sales were with one (1) customer and amounted to $5,062 and $5,062, respectively.  For the three and six months ended June 30, 2018, the Company’s purchases were with one (1) vendor and amounted to $3,645 and $3,645, respectively.

NOTE 9 – Subsequent Events

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2019 and 2018 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended June 30, 2019 and for the three months ending June 30 , 2018 were $5,962 and $5,062, respectively. During the three months ended June 30, 2019 the Company received one order for 265 units of its Bioforce Eclipse supplement product, and for the same period ending June 30, 2018 the Company received one order for 225 units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended June 30, 2019 was $5,015 and the Cost of Goods Sold for the three months ending June 30, 2018 was $3,645, for both periods the Company had cost associated with the sales of its BioForce Eclipse supplement product.

Gross Margins for the three months ended June 30, 2019 was 15.88% from the sale of 265 units of the BioForce Eclipse supplement product, and during the same period in 2018 was 28%. The decrease for the three months ending June 30, 2019 in comparison to three month ending June 30, 2018 is contributed to additional cost associated with the purchase of new product labels and art work for such labels.

Gross Profit for the three months ended June 30, 2019 was $947 and for the three months ended June 30, 2018 was $1,417.

Operating expenses for three months ended June 30, 2019, totaled $8,129 for General and Administrative Expenses, compared to $28,946 for the three months ended June 30, 2018. This decrease during the same period ended June 30, 2019 was attributed to lower expenses from professional services as it relates to accounting and legal fees associated with the Company becoming a full-reporting issuer, and the Company no longer pays OTCMARKETS.COM for fees associated as being an alternative reporting listed issuer.

Six Months – June 30, 2019 and 2018 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the six months ended June 30, 2019 and for the six months ending June 30, 2018 were $11,812 and $ 5,062,  respectively. During the six months ended June 30, 2019 the Company sold 490 units of its "BioForce Eclipse" vitamin supplement product for $11,812 and during the six months ended June 30, 2018 the Company sold 225 units of its "BioForce Eclipse" vitamin supplement product for $5,062.

The Cost of Sales for the six months ended June 30, 2019 was $ 9,175 and for the six months ending June 30, 2018 was $3,645 respectively.  For the six months ended June 30, 2019, the Company had $9,175 in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the six month ended June 30, 2018 the Company had $3,645 associated cost due to sales of its vitamin supplement. The Company during the six month ending June 20, 2019 had higher cost with product sales due to cost associated with the printing and art work on new product labels.

Gross Margins for the six months ended June 30, 2019 was 22.32 % from the sale of 490 units of the “BioForce Eclipse” supplement product, and for six months ended June 30, 2018 in 2018 was 28% from sale of 225 units of the supplement product. The decrease for the six months ending June 30, 2019 in comparison to six month ending June 30, 2018 is contributed to higher cost with product sales due to cost associated with the printing and art work on new product labels.

Gross Profit for the six months ended June 30, 2019 was $2,637 and for the six months ended June 30, 2018 was $1,417.  The Company had sales of 490 units of the "BioForce Eclipse" vitamin supplement product for the six months ending June 30, 2019, and during six months ending June 30, 2018 had sales of 225 units of the vitamin supplement.

Operating expenses for six months ended June 30, 2019, totaled $22,671 for General and Administrative Expenses, compared to $52,920 for the six months ended June 30, 2018. This decrease during the same six month period ended June 30, 2019 was attributed to lower expenses from professional services as it relates to accounting and legal fees associated with the Company being a full-reporting issuer.

Net Loss:

Net loss for the three month ended June 30, 2019 and 2018 were $7,182 and $28,527, respectively. Net loss for the six month ended June 30, 2019 and 2018 were $20,034 and $52,501, respectively.

Liquidity and Capital Resources:

As of June 30, 2019, the Company’s assets totaled $46,932, which consisted of cash and accounts receivables. Our total liabilities were $5,015 for accounts payable and accrued expenses. As of June 30, 2019, the Company had an accumulated deficit of $735,248 and working capital of $41,917.

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

Investing Activities

Net cash used in investing activities was $0 for both six month periods ended June 30, 2019 and 2018.

Cash from Financing Activities

Net cash provided by financing activities was $23,907 for six month ended June 30, 2019, and was $56,400 for six month ended June 30, 2018. These amounts attributed by capital contribution from the Company’s directors.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended June 30, 2019. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended June 30, 2019, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended June 30, 2019 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, the Company issued 34,018 restricted shares of common stock at $1.35 per share based on the closing price of the Company's shares on May 17, 2019. The issuance was in exchange for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,160. (See Note 6 to Financial Statments).

In January 2019, the Company issued 4,626 restricted shares of common stock at $0.88 per share based on the closing price of the Company's shares on January 18, 2019. The issuance was in exchange for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,080.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: July 22, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer