Form 10-Q
period 2019-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2019-11-05
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X ]        No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At November 4, 2019 the registrant had outstanding 76,330,622 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2019

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$ 46,932	$ 29,392
Accounts Receivable	5,962	5,735

Total Current Assets	52,894	35,127

Total Assets	$ 52,894	$ 35,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 4,540	$ 5,323

Total Current Liabilities	4,540	5,323

Total Liabilities	4,540	5,323

Commitments and Contingencies (Note 7)

Stockholders' Equity
Preferred Stock - $0.001 Par; 100,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
76,330,622 and 76,308,587 Issued and Outstanding, Respectively	76,330	76,308
Additional Paid-In-Capital	713,606	668,710
Accumulated Deficit	(741,582)	(715,214)

Total Stockholders' Equity	48,354	29,804

Total Liabilities and Stockholders' Equity	$ 52,894	$ 35,127

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$ 5,962	$ 5,512	$ 17,775	$ 10,575

Cost of Sales	4,240	3,920	13,415	7,565

Gross Profit	1,722	1,592	4,360	3,010

Operating Expenses
General and Administrative	8,056	8,235	30,728	61,156

Loss from Operations Before Loss on Liability Settlement	(6,334)	(6,643)	(26,368)	(58,146)

Loss on Liability Settlement	—	—	—	998

Loss Before Income Tax Expense	(6,334)	(6,643)	(26,368)	(59,144)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$ (6,334)	$ (6,643)	$ (26,368)	$ (59,144)

Weighted Average Number of Common Shares -
Basic and Diluted	76,327,316	76,302,299	76,318,032	76,297,913

Net Loss Per Common Shares -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$ (26,368)	$ (59,144)

Non-Cash Adjustments:
Loss on Liability Settlement	—	998
Common Stock Issued for Product Payment	13,255	7,888

Changes in Assets and Liabilities:
Accounts Receivable	(227)	(1,012)
Prepaid Expenses	—	2,083
Accounts Payable and Accrued Expenses	(783)	(8,239)

Net Cash Flows Used In Operating Activities	(14,123)	(57,426)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	31,663	66,989

Net Change in Cash	17,540	9,563

Cash - Beginning of Period	29,392	14,325

Cash - End of Period	$ 46,932	$ 23,888

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2018	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2018	76,300,163	$ 76,300	$ 640,021	$ (699,977)	$ 16,344

Capital Contributions - Directors	—	—	10,589	—	10,589

Common Stock Issued for Product Payment	4,860	5	3,640	—	3,645

Net Loss for the Period	—	—	—	(6,643)	(6,643)

Balance - September 30, 2018	76,305,023	$ 76,305	$ 654,250	$ (706,620)	$ 23,935

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2019	76,316,294	$ 76,316	$ 700,849	$ (735,248)	$ 41,917

Capital Contributions - Directors	—	—	7,756	—	7,756

Common Stock Issued for Product Payment	14,328	14	5,001	—	5,015

Net Loss for the Period	—	—	—	(6,334)	(6,334)

Balance - September 30, 2019	76,330,622	$ 76,330	$ 713,606	$ (741,582)	$ 48,354

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2018	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	76,295,171	$ 76,295	$ 579,383	$ (647,476)	$ 8,202

Capital Contributions - Directors	—	—	66,989	—	66,989

Common Stock Issued for Product Payment	9,852	10	7,878	—	7,888

Net Loss for the Period	—	—	—	(59,144)	(59,144)

Balance - September 30, 2018	76,305,023	$ 76,305	$ 654,250	$ (706,620)	$ 23,935

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2019	76,308,587	$ 76,308	$ 668,710	$ (715,214)	$ 29,804

Capital Contributions - Directors	—	—	31,663	—	31,663

Common Stock Issued for Product Payment	22,035	22	13,233	—	13,255

Net Loss for the Period	—	—	—	(26,368)	(26,368)

Balance - September 30, 2019	76,330,622	$ 76,330	$ 713,606	$ (741,582)	$ 48,354

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2018, has been derived from audited financial statements and the unaudited condensed financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

Cash

At September 30, 2019 and December 31, 2018, the Company’s cash consisted of the following:

	September 30,	December 31,
	2019	2018

Checking Account	$ 46,327	$ 28,787
Cash on Hand	605	605

Total Cash	$ 46,932	$ 29,392

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at September 30, 2019 and December 31, 2018.

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

During the three months ended September 30, 2019 and 2018, a majority shareholder and the CFO paid some of the expenses of the Company in the amount of $7,756 and $10,589, respectively.  These amounts paid will not be reimbursed to the shareholder or the CFO; therefore, additional paid in capital was increased by $7,756 and $10,589, respectively for the three months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019 and 2018, a majority shareholder and the CFO paid some of the expenses of the Company in the amount of $31,663 and $66,989, respectively.  These amounts paid will not be reimbursed to the shareholder or the CFO; therefore, additional paid in capital was increased by $31,663 and $66,989, respectively for the nine months ended September 30, 2019 and 2018.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  At September 30, 2019 and December 31, 2018 there were -0- shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At September 30, 2019 and December 31, 2018, there were 76,330,622 and 76,308,587 shares issued and outstanding, respectively.

During the three and nine months ended September 30, 2019, the Company issued 14,328 and 22,035 shares of common stock, respectively for product payment that was recorded in accounts payable in the amount of $5,015 and $13,255, respectively. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the three and nine months ended September 30, 2018, the Company issued 4,860 and 9,852 shares of common stock, respectively for product payment that was recorded in accounts payable in the amount of $3,645 and $7,888, respectively. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date which was an overpayment of the account payable to the vendor.  The overpayment of $998 is included in loss on liability settlement in the statement of operations at September 30, 2018.

NOTE 7 – Commitments and Contingencies

The Company has no commitments and contingencies.

NOTE 8 – Concentrations

For the three and nine months ended September 30, 2019 the Company’s sales were with one (1) customer and amounted to $5,962 and $17,775, respectively.  For the three and nine months ended September 30, 2019, the Company’s purchases were with one (1) vendor and amounted to $4,240 and $13,415, respectively.

For the three and nine months ended September e 30, 2018 the Company’s sales were with one (1) customer and amounted to $5,512 and $10,575, respectively.  For the three and nine months ended September 30, 2018, the Company’s purchases were with one (1) vendor and amounted to $3,920 and $7,565, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2019 and 2018 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended September 30, 2019 and for the three months ending September 30, 2018 were $5,962 and $5,512, respectively. During the three months ended September 30, 2019 the Company received one order for 265 units of its Bioforce Eclipse supplement product, and for the same period ending September 30, 2018 the Company received one order for 245 units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended September 30, 2019 was $4,240 and the Cost of Goods Sold for the three months ending September 30, 2018 was $3,920, for both periods the Company had cost associated with the sales of its BioForce Eclipse supplement product.

Gross Margins for the three months ended September 30, 2019 was 29.78% from the sale of 265 units of the BioForce Eclipse supplement product, and during the same period in 2018 was 28.88%. The increase for the three months ending September 30, 2019 in comparison to three month ending September 30, 2018 is contributed to additional unit sale of 20 units of supplement sold.

Gross Profit for the three months ended September 30, 2019 was $1,722 and for the three months ended September 30, 2018 was $1,592.

Operating expenses for three months ended September 30. 2019, totaled $8,056 for General and Administrative Expenses, compared to $8,235 for the three months ended September 30, 2018. This decrease during the same period ended September 30, 2018 was attributed to lower expenses from professional services as it relates to accounting and legal fees associated with the Company being a full-reporting issuer.

Nine Months – September 30, 2019 and 2018 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018 were $17,775 and $ 10,575,  respectively. During the nine months ended September 30, 2019 the Company sold 770 units of its "BioForce Eclipse" vitamin supplement product for $17,775 and during the nine months ended September 30, 2018 the Company sold 470 units of its "BioForce Eclipse" vitamin supplement product for $10,575.

The Cost of Sales for the nine months ended September 30, 2019 was $13,415 and for the nine months ending September 30, 2018 was $7,565 respectively.  For the nine months ended September 30, 2019, the Company had $13,415 in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the nine month ended September 30, 2018 the Company had $7,565 associated cost due to sales of its vitamin supplement. The Company during the nine month ending September 30, 2019 had higher cost with product sales due to increase in units sold during the nine month period.

Gross Margins for the nine months ended September 30, 2019 was 24.53 % from the sale of 770 units of the “BioForce Eclipse” supplement product, and for nine months ended September 30, 2018 was 28.46 % from sale of 470 units of the supplement product. The increase for the nine months ending September 30, 2019 in comparison to nine month ending September 30, 2018 is contributed to the increase product unit sales.

Gross Profit for the nine months ended September 30, 2019 was $4,360 and for the nine months ended September 30, 2018 was $3,010.  The Company had sales of 770 units of the "BioForce Eclipse" vitamin supplement product for the nine months ended September 30, 2019, and during nine months ended September 30, 2018 had sales of 470 units of the vitamin supplement.

Operating expenses for nine months ended September 30, 2019, totaled $30,728 for General and Administrative Expenses, compared to $61,156 for the nine months ended September 30, 2018. This decrease during the same nine month period ended September 30, 2019 was attributed to lower expenses from professional services as it relates to accounting and legal fees associated with the Company being a full-reporting issuer, and the Company no longer pays OTCMARKETS.COM for fees associated as being an alternative reporting listed issuer.

Net Loss:

Net loss for the three months ended September 30, 2019 and 2018 were $6,334 and $6,643, respectively. Net loss for the nine months ended September 30, 2019 and 2018 were $26,368 and $59,144, respectively.

Liquidity and Capital Resources:

As of September 30, 2019, the Company’s assets totaled $52,894, which consisted of cash and accounts receivables. Our total liabilities were $4,540 for accounts payable and accrued expenses. As of September 30, 2019, the Company had an accumulated deficit of $741,582 and working capital of $48,354.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 were $14,123 and $57,426, respectively.

Investing Activities

Net cash used in investing activities was $0 for both nine month periods ended September 30, 2019 and 2018.

Cash from Financing Activities

Net cash provided by financing activities was $31,663 for nine month ended September 30, 2019, and was $66,988 for nine month ended September 30, 2018. These amounts attributed by capital contribution from the Company’s directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended September 30, 2019. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended September 30, 2019, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended September 30, 2019 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2019, the Company issued 14,328 restricted shares of common stock at $0.35 per share based on the closing price of the Company's shares on July 22, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,540 (See Note 6 to Financial Statements).

In May 2019, the Company issued 3,081 restricted shares of common stock at $1.35 per share based on the closing price of the Company's shares on May 17, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,160.

In January 2019, the Company issued 4,626 restricted shares of common stock at $0.88 per share based on the closing price of the Company's shares on January 18, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as accounts payable in the amount of $4,080.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: November 5, 2019	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer