Form 10-K
period 2019-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2020-03-04
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The aggregate market value of the 5,225,259 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $5.10 per share of the registrant’s common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2019) was approximately $26,648,821. The stock price and the number shares at June 30 2019 takes into account a one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At March 03, 2020 the registrant had outstanding 15,271,753 shares of common stock, par value $0.001 per share post split one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

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

The approximate $33.0 billion vitamin and supplement manufacturing industry grew on average 2.5% annually between 2012 and 2019.  In 2020, industry revenue is expected to grow an additional 3.3%.

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

BioForce’s management understands that similar competing products are available to the consumer, and customers may consider switching from BioForce Eclipse to a competitor’s product. Manufacturers and distributors who provide private label services generally incentives larger orders, which the Company might not be financially able to provide.  Management remains conscience of changes in the market place, its relationship with the Private Label manufacture distributor, and other risk associated with supply chain issues.

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

Reverse Stock Split

On December 2, 2019, The Board of Directors of the Company unanimously approved an amendment to the Company’s Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-five (1-for-5) reverse stock split of our common stock.  Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada. The amended Articles of Incorporation did not change the authorized shares to 1,000,0000, consisting of 9,000,000 shares of common stock and 100,000,000 shares of "Blank Check "preferred stock. The common and preferred shares have a par value of $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred which have voting and conversion rights of 1 to 100 common shares, par value $0.001 (see Exhibit 3.2); leaving a balance of 90,000,000 "Blank Check" Preferred. There are no Series 'A' Preferred issued and outstanding as of February 28, 2020.

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

Company Contact Information

Our principal executive offices are located at 2020 General Booth Blvd. Unit 230, Virginia Beach, Virginia 23454, telephone (757) 306-6090, website:www.bioforceeclipse.com, and email: info@bioforceeclipse.com.

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

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2018 and 2019.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2018 Quarter Ended:
March 31, 2018	$0.92	$0.91
June 30, 2018	$0.89	$0.53
September 30, 2018	$0.98	$1.06
December 31, 2018	$0.91	$1.00

2019 Quarter Ended(1):
March 31, 2019	$9.45	$8.20
June 30, 2019	$5.00	$5.00
September 30, 2019	$2.50	$2.50
December 31, 2019	$0.90	$0.80

(1) This price takes into account the one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

As of December 31, 2019, we were authorized to issue 900,000,000 shares of our common stock, of which 15,270,588 shares were outstanding taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 231 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred which have voting and conversion rights of 100 common shares, par value $0.001( see Exhibit 3.2); leaving a balance of 90,000,000 "Blank Check" Preferred, with no shares issued. Also, there are no Series 'A' Preferred issued and outstanding as of February 28, 2020. There is no trading market for our preferred stock.

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

Going Concern

On December 31, 2019, we had total assets of $58,895 and total liabilities of $11,587.  Our independent certified public accountants have stated in their report on our audited financial statements for the calendar year-end that there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements.  If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2019, BioForce had an accumulated deficit of $761,752, which included a net loss of $46,538 reported for the year ended December 31, 2019.  Also, during the year ended December 31 2019, we used net cash of $24,383 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018.

Revenues for the Company’s year ended December 31, 2019 totaled $17,775 from the sales of its vitamin supplements. The increase of $1,465 as compared to the same period ending December 31, 2018 was attributed to the higher sales for the Company’s vitamin supplements.

Gross margins changed between 2019 and 2018 due to increases of net sales of units sold of the “BioForce Eclipse” supplement product, 790 units in 2019 compared to 725 units in 2018.

Gross profit for the year ended December 31, 2019 was $4,360 as compared to gross profit for $4,665 for the year ended December 31, 2018. A decrease in gross profit for the period ended December 31, 2019 compared to year ended December 31, 2018 was due to an increase cost contributed from the purchase of product labels and the art work fee for those labels during 2019.

Cost of Goods Sold for the year ended December 31, 2019 totaled $13,415 compared to $11,645 for year ended December 31, 2018.  The increase was due to higher unit sales of the “BioForce Eclipse” supplement product and the purchase of product labels in 2019.

General and Administrative expenses for the year ended December 31, 2019 totaled $50,898 compared to $71,405 for December 31, 2018, primarily due to decreases in professional service fees.

Net Loss

Net loss for the years ended December 31, 2019 and 2018 were $45,538 and $67,738, respectively.

Liquidity and Capital Resources:

As of December 31, 2019, our assets totaled $58,895, which consisted of cash and prepaid expenses. The Company’s total liabilities were $11,587, which consisted of accounts payable and accrued expenses and stock payable.  As of this date the Company had an accumulated deficit of $761,752 and working capital of $47,308.

As of December 31, 2018, our assets totaled $35,127, which consisted of mainly cash. The Company’s total liabilities were $5,323, which consisted of accounts payable and accrued expenses.  As of this date the Company had an accumulated deficit of $715,214 and working capital of $29,804.

Our independent auditors, in their report on the financial statements, have indicated that the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time.  Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement.

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2019, and 2018.

Cash from Financing Activities

Net cash provided by financing activities was $47,886 for year ended December 31, 2019, and was $77,533 for year ended December 31, 2018.

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

All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended December 31, 2019 and 2018.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. As of December 31, 2019 and 2018 there were no derivative liabilities.

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

Subsequent Events

On December 2, 2019, the Board of Directors of the Company unanimously approved an amendment to the Company’s Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-five (1-for-5) reverse stock split of our common stock.  Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada. The amended Articles of Incorporation did not change the authorized shares to 1,000,0000, consisting of 9,000,000 shares of common stock and 100,000,000 shares of "Blank Check "preferred stock. The common and preferred shares have a par value of $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred which have voting and conversion rights of 1 to 100 common shares, par value $0.001( see Exhibit 3.2); leaving a balance of 90,000,000 "Blank Check" Preferred. There are no Series A Preferred issued and outstanding as of February 28, 2020.

On February 20, 2020 the Company issued 1,072 restricted shares of common stock at $1.2495 per share based on the closing price of the Company's shares on February 20, 2020. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as stock payable in the amount of $1,339 (See Note 11) *

*Adjustments to stock issuance accounts the one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020, all fractional share amounts after split round upwardly to next whole share; price per share adjusted based on the one-for-five (1-for-5) reverse split of common shares.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019:

• The Company has inadequate segregation of duties within its cash disbursement control design.

• During the year ended December 31, 2019, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. If deficiencies appear in our internal controls, management would immediately make changes that would improve the segregation of duties, accounting processes and oversight.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	73	President/Treasurer/Director
Richard Kaiser	55	Secretary/Director

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

ITEM 11. Executive Compensation.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)(3)
Merle Ferguson President, CEO and Director	2017 2018 2019	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	(2) $-0- $-0-
Richard Kaiser Secretary and Director	2017 2018 2019	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	(3) $-0- $-0-

(1) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2) In 2014, 20,000,000 (4,000,000 shares post-split one-for-five reverse stock-split) shares of common stock were issued to Mr. Ferguson in connection with his employment contract for services to be rendered over a five-year period; after reverse stock-split of 1for 5common shares, effective as of February 28, 2020, amount now is 4,000,000.

(3) In 2014, 10,000,000 (2,000,000 shares post-split one-for-five reverse stock-split) shares of common stock were issued to Mr. Kaiser in connection with past services rendered to the company; after reverse stock-split of 1 for 5 common shares, effective as of February 28, 2020, amount now is 2,000,000.

Employment Agreements

The Company had an employment contract with Mr. Ferguson for the period from July 1, 2013 until June 30, 2018. Since June 30, 2018, Mr. Ferguson continues to work on a month-to-month basis.  There are no other compensation plans or arrangements, including payments to be made by us with respect to our officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for compensation to be paid to our directors, officers, employees or consultants that would result from a change-in-control.

Stock Options

The Company had no stock options outstanding at December 31, 2019.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2018 and 2019.

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

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	4,000,000(2)	26.19%
Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	2,038,000(3)	13.34%

Susan Donohue	4,000,000 (4)	26.19%
1239 Artic Street Antigo, WI 54409
All Officers and Directors as a Group (2 persons)	6,038,000	39.53%

(1) Applicable percentage ownership is based on 15,270,588 shares outstanding as of December 31, 2019, reflects the post-split amounts based on the reverse stock split of 1for 5 effective on February 28, 2020. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2018.

(2) Mr. Ferguson owns directly 4,000,000 share of common stock, ownership recorded after stock split of 1 for 5 reverse effective as of February 28, 2020.

(3) Mr. Kaiser owns directly 2,000,000 shares of common stock and he owns 38,000 shares beneficially through his Company, Yes International, Inc. Ownership was recorded after stock split of 1 for 5 reverse effective as of February 28, 2020.

(4) Ms. Donohue owns her 4,000,000 shares beneficially through her wholly owned companies, TJJR Enterprises, Inc. and Trade Exchange International, Inc. Ownership was recorded after stock split of 1 for 5 reverse effective as of February 28, 2020.

RECENT SALES OF UNREGISTERED SECURITIES.

2018 Unregistered Securities

In June 2018, the Company issued 999 restricted shares of common stock at $3.25 per shares based on the closing price of the Company's shares on June 11, 2018. The issuance was in exchange for product payment that was recorded in accounts payable in the amount of $3,245.*

In August 2018, the Company issued 972 restricted shares of common stock at $3.75 per share based on the closing price of the Company's shares on August 21, 2018. The issuance was in exchange for product payment that was recorded in accounts payable in the amount of $3,645. *

In November 2018, the Company issued 713 restricted shares of common stock at $5.50 per share based on the closing price of the Company's shares on November 11, 2018. The issuance was in exchange for product payment of $3.920 for the Company's "BioEclipse" supplement.*

2019 Unregistered Securities

In January 2019, the Company issued 925 restricted shares of common stock at $4.40 per share based on the closing price of the Company's shares on January 18, 2019. The issuance was in exchange for product payment of the Company's "BioEclipse" Supplement and was record as an accounts payable in the amount of $4,080 ( See Note 7 to Financial Statements and exhibit 10.1).*

In May 2019, the Company issued 616 restricted shares of common stock at $1.35 per share based on the closing price of the Company's shares on May 17, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as an account payable in the amount of $4,160.*

In July 2019, the Company issued 2,865 restricted shares of common stock at $0.875 per share based on the closing price of the Company's shares on July 22, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as an account payable in the amount of $4,540 (See Note 7 to Financial Statements).*

In November 2019, the Company issued 4,464 restricted shares of common stock at $0.65 per share based on the closing price of the Company's shares on November 13, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as an account payable in the amount of $4,240 (See Note 7 to Financial Statements).*

On February 20, 2020 the Company issued 1,072 restricted shares of common stock at $1.2495 per share based on the closing price of the Company's shares on February 20, 2020. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as a stock payable in the amount of $1,339 (See Note 7 to Financial Statements).*

*Adjustments to stock issuance accounts for the reverse split of 1 for 5 common shares effective February 28, 2020, all fractional share amounts after split round upwardly to next whole share; price per share adjusted based on the 1 for 5 reverse split of common shares.

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

(4) The Company filed a Definitive Information Statement with US SEC on December 2, 2019 which was mailed informing shareholders of record about the board decision and majority shareholder approvals of to amended articles of incorporation with the State of Nevada reflecting a 5:1 reverse stock split which became effective on February 28, 2020.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, the Company's CEO, President and Chairman paid $43,136 in 2019 and in 2018 he paid $70,933 in expenses on behalf of the Company. Mr. Richard Kaiser, the Company's CFO and Director paid $4,750 in 2019 and $6,600 in 2018. Both Mr. Ferguson and Mr. Kaiser have no expectations that these payments would be repaid in cash. Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2019 was $24,000 and for the year ended December 31, 2018 was $22,000.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2019 and 2018.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2019 and 2018, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements   F-1- F-9

(b) Index to Exhibits.

Exhibit No.     Description of Exhibit

3.1 Certificate of Incorporation (1)

3.2 Amended Articles of Certificate of Incorporation (2)

3.3 Bylaws (1)

4.1 Specimen Certificate of Common Stock (1)

10.1 Supplier Agreement (1)

10.2 Employer Agreement – Merle Ferguson (1)

31.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 Interactive XBRL Tags

(1) Previously filed on Form 10 and Form 10/As

(2) Previously filed on DEF 14C-Definative Information Statement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Date: March 4, 2020

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

March 4, 2020

/s/ Merle Ferguson Merle Ferguson, Chief Executive Officer

/s/ Richard Kaiser Richard Kaiser, Acting Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
DECEMBER 31, 2019

BIOFORCE NANOSCIENCES HOLDINGS, INC. TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of BioForce Nanosciences Holdings, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioForce Nanosciences Holdings, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, changes in stockholder’s equity, and cash flows for the each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred recurring losses from operations, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, Colorado

March 4, 2020

BIOFORCE NANOSCIENCES HOLDINGS, INC.
BALANCE SHEETS

December 31,	2019	2018
ASSETS
Current Assets
Cash	$ 52,895	$ 29,392
Accounts Receivable	—	5,735
Prepaid Expenses	6,000	—

Total Current Assets	58,895	35,127

Total Assets	$ 58,895	$ 35,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 10,248	$ 5,323
Stock Payable	1,339	—

Total Current Liabilities	11,587	5,323

Total Liabilities	11,587	5,323

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock - $0.001 Par; 90,000,000 Shares Authorized, -0- Issued	—	—
Preferred Stock - Series A: $0.001 Par; 10,000,000 Shares Authorized, -0- Issued	—	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
15,270,588 and 15,261,717 Issued and Outstanding, Respectively	15,271	15,262
Additional Paid-In-Capital	793,789	729,756
Accumulated Deficit	(761,752)	(715,214)

Total Stockholders' Equity	47,308	29,804

Total Liabilities and Stockholders' Equity	$ 58,895	$ 35,127

 The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2019	2018

Sales	$ 17,775	$ 16,310

Cost of Sales	13,415	11,645

Gross Profit	4,360	4,665

Operating Expenses
General and Administrative	50,898	71,405

Loss from Operations Before Loss on Liability Settlement	(46,538)	(66,740)

Loss on Liability Settlement	—	998

Loss Before Income Tax Expense	(46,538)	(67,738)

Income Tax Expense	—	—

Net Loss	$ (46,538)	$ (67,738)

Weighted Average Number of Common Shares - Basic and Diluted	15,264,706	15,260,050

Net Loss Per Common Shares - Basic and Diluted	$ (0.00)	$ (0.00)

 The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2019	2018

Cash Flows from Operating Activities

Net Loss	$ (46,538)	$ (67,738)

Non-Cash Adjustments:
Loss on Liability Settlement	—	998
Common Stock Issued for Product Payment	16,156	11,807

Changes in Assets and Liabilities:
Accounts Receivable	5,735	(1,235)
Prepaid Expenses	(6,000)	2,083
Accounts Payable and Accrued Expenses	4,925	(8,381)
Stock Payable	1,339	—

Net Cash Flows Used In Operating Activities	(24,383)	(62,466)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions - Directors	47,886	77,533

Net Change in Cash	23,503	15,067

Cash - Beginning of Year	29,392	14,325

Cash - End of Year	$ 52,895	$ 29,392

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

 The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	15,259,035	$ 15,259	$ 640,419	$ (647,476)	$ 8,202

Capital Contributions - Directors	—	—	77,533	—	77,533

Common Stock Issued for Product Payment	2,683	3	11,804	—	11,807

Net Loss	—	—	—	(67,738)	(67,738)

Balance - December 31, 2018	15,261,718	15,262	729,756	(715,214)	29,804

Capital Contributions - Directors	—	—	47,886	—	47,886

Common Stock Issued for Product Payment	8,870	9	16,147	—	16,156

Net Loss	—	—	—	(46,538)	(46,538)

Balance - December 31, 2019	15,270,588	$ 15,271	$ 793,789	$ (761,752)	$ 47,308

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

Cash

At December 31, 2019 and 2018, the Company’s cash consisted of the following:

December 31,	2019	2018

Checking Account	$ 52,290	$ 28,787
Cash on Hand	605	605

Total Cash	$ 52,895	$ 29,392

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities and stock payable approximate fair value given their short term nature or effective interest rates.

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at December 31, 2019 and 2018.

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

NOTE 5 – Prepaid Expenses

Prepaid expenses consist of the following at December 31, 2019 and 2018:

December 31,	2019	2018

Audit Fees	$ 6,000	$ ––

Total Prepaid Expenses	$ 6,000	$ ––

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the year s ended December 31, 2019 and 2018, two majority shareholders who are the CEO and CFO paid all expenses of the Company in the amount of $47,886 and $77,533, respectively.  These amounts paid will not be reimbursed to the shareholder or the CFO; therefore, additional paid in capital was increased by $47,886 and $77,533, respectively for the years ended December 31, 2019 and 2018.

NOTE 7 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series 'A' Preferred which have voting and conversion right of 1 to 100 common shares. At December 31, 2019 and, 2018 there were -0- shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019 the board of directors approved a one-for-five (1-for-5) reverse stock split.  The reverse has been retrospectively accounted for at January 1, 2018 in the statements of changes in stockholders’ equity.  At December 31, 2019 and December 31, 2018, there were 15,270,588 and 15,261,718 shares issued and outstanding, respectively.

During the year ended December 31, 2019, the Company issued 8,870 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $16,156.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the year ended December 31, 2018, the Company issued 2,683 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $11,807.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date which was an overpayment of the account payable to the vendor.  The overpayment of $998 is included in loss on liability settlement in the statement of operations at December 31, 2018.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – Commitments and Contingencies

The Company has no commitments and contingencies.

NOTE 9 – Concentrations

For the year ended December 31, 2019 the Company’s sales were with one (1) customer and amounted to $17,775.  For the year ended December 31, 2019, the Company’s purchases were with one (1) vendor and amounted to $13,415.

NOTE 10 – Income Taxes

Income taxes are computed based on Net income (loss) provided in the financial statements at federal and state applicable rates.  Income tax expense at December 31, 2019 and 2018 was $-0- due to the Company’s net loss.

The effective income tax rate of 0% for the years ended December 31, 2019 and 2018 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the year ended December 31, 2019, a tax benefit of approximately $12,555 would have been generated.  For the year ended December 31, 2018 a tax benefit of approximately $18,300 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of December 31, 2019 the Company had net operating losses of approximately $114,200 that would result in a deferred tax asset of approximately $30,855.  However, the Company has established a valuation allowance in full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in the future.

NOTE 11 – Subsequent Events

On February 20, 2020 the Company issued 1,072 restricted shares of common stock at $1.2495 per share based on the closing price of the Company's shares on February 20, 2020. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as stock payable in the amount of $1,339*

*Adjustments to stock issuance accounts the one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020, all fractional share amounts after split round upwardly to next whole share; price per share adjusted based on the one-for-five (1-for-5) reverse split of common shares.