Form 10-K/A
period 2019-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2020-03-09
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

EXPLANATORY NOTE

The amendment on FORM 10-K/A provided edits to the business biography of Mr. Merle Ferguson which has been updated, ITEM 10. Directors, Executive Officers and Corporate Governance.

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

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson serves as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global is trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global.  From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock, located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires.  Gold Rock Holdings, Inc. is a stock is traded on the over the counter market. The Board reviewed Mr. Ferguson’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

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

3.3 Bylaws (1)

4.1 Specimen Certificate of Common Stock (1)

10.1 Supplier Agreement (1)

10.2 Employer Agreement – Merle Ferguson (1)

31.1 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 Interactive XBRL Tags

(1) Previously filed on Form 10 and Form 10/As

(2) Previously filed on DEF 14C-Definative Information Statement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amended report 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Date: March 9, 2020

By: /s/ Merle Ferguson

Merle Ferguson, Chief Executive Officer and Chairman

By: /s/ Richard Kaiser

Richard Kaiser, Acting Chief Financial Officer, Principal Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amended report 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2020

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