Form 10-Q
period 2020-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2020-05-04
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   At May 1, 2020 the registrant had outstanding 15,271,755 shares of common stock, par value $0.001 per share post split one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2020

BioForce Nanosciences Holdings, Inc.

BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 46,865	$ 52,895
Prepaid Expenses	4,500	6,000

Total Current Assets	51,365	58,895

Total Assets	$ 51,365	$ 58,895

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 782	$ 10,248
Accrued Board of Directors Compensation	9,690	—
Due to Related Parties	33,604	—
Stock Payable	—	1,339

Total Current Liabilities	44,076	11,587

Total Liabilities	44,076	11,587

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock - $0.001 Par; 90,000,000 Shares Authorized, -0- Issued	—	—
Preferred Stock - Series A: $0.001 Par; 10,000,000 Shares Authorized,
2,000,000 and -0- Issued and Outstanding, Respectively	2,000	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
15,271,755 and 15,270,588 Issued and Outstanding, Respectively	15,272	15,271
Additional Paid-In-Capital	158,793,127	793,789
Accumulated Deficit	(158,803,110)	(761,752)

Total Stockholders' Equity	7,289	47,308

Total Liabilities and Stockholders' Equity	$ 51,365	$ 58,895

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2020	2019

Sales	$ —	$ 5,850

Cost of Sales	—	4,160

Gross Profit	—	1,690

Operating Expenses
Board of Directors Compensation	158,009,690	—
General and Administrative	31,668	14,542

Total Expenses	158,041,358	14,542

Loss Before Income Tax Expense	(158,041,358)	(12,852)

Income Tax Expense	—	—

Net Loss for the Period	$(158,041,358)	$ (12,852)

Weighted Average Number of Common Shares - Basic and Diluted	15,271,047	15,262,406

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (10.35)	$ (0.00)

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2020	2019

Cash Flows from Operating Activities

Net Loss for the Period	$ (158,041,358)	$ (12,852)

Non-Cash Adjustments:
Preferred Stock Issued for Current Year Board of Directors Compensation	158,000,000	—
Changes in Assets and Liabilities:
Accounts Receivable	—	(115)
Prepaid Expenses	1,500	—
Accounts Payable and Accrued Expenses	(9,466)	5,532
Accrued Board of Directors Compensation	9,690	—

Net Cash Flows Used In Operating Activities	(39,634)	(7,435)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Due to Related Parties	33,604	—
Capital Contributions - Directors	—	13,163

Net Cash Flows Provided by Financing Activities	33,604	13,163

Net Change in Cash	(6,030)	5,728

Cash - Beginning of Period	52,895	29,392

Cash - End of Period	$ 46,865	$ 35,120

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 1,339	$ 4,080

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 - UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2019	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2019	15,261,718	$ 15,262	—	$ —	$ 729,756	$ (715,214)	$ 29,804

Capital Contributions - Directors	—	—	—	—	13,163	—	13,163

Common Stock Issued for Product Payment	925	1	—	—	4,079	—	4,080

Net Loss for the Period	—	—	—	—	—	(12,852)	(12,852)

Balance - March 31, 2019	15,262,643	$ 15,263	—	$ —	$ 746,998	$ (728,066)	$ 34,195

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	15,270,588	$ 15,271	—	$ —	$ 793,789	$ (761,752)	$ 47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	—	—	1,338	—	1,339

Preferred Shares Issued for Services	—	—	2,000,000	2,000	157,998,000	—	158,000,000

Net Loss for the Period	—	—	—	—	—	(158,041,358)	(158,041,358)

Balance - March 31, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(158,803,110)	$ 7,289
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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at March 31, 2020, has been derived from audited financial statements and the unaudited condensed financial statements as of March 31, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

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

Cash

At March 31, 2020 and December 31, 2019, the Company’s cash consisted of the following:

	March 31,	December 31,
	2020	2019

Checking Account	$ 46,260	$ 52,290
Cash on Hand	605	605

Total Cash	$ 46,865	$ 52,895

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at March 31, 2020 and December 31, 2019.

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

NOTE 5 – Prepaid Expenses

Prepaid expenses consist of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Consulting Fees	$ 4,500	$ ––
Audit Fees	––	6,000

Total Prepaid Expenses	$ 4,500	$ 6,000

NOTE 6 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the three months ended March 31, 2020 and 2019, two (2) board of directors paid all expenses of the Company in the amount of $33,604 and $13,163, respectively.  Due to related parties was $33,604 at March 31, 2020.  The amount paid during the three months ended March 31, 2019 will not be reimbursed therefore, additional paid in capital was increased by $13,163 for the three months ended March 31, 2019.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series 'A' Preferred which can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2020 and December 31, 2019 there were 2,000,000 and -0- Series 'A' Preferred shares issued and outstanding, respectively. During the three months ended March 31, 2020, 2,000,000 shares were issued to two (2) of the board of directors for compensation in the amount of $158,000,000. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date, multiplied by the conversion rate to common.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019 the board of directors approved a 5 to 1 reverse split.  The reverse has been retrospectively accounted for at January 1, 2019 in the statements of changes in stockholders’ equity.  At March 31, 2020 and December 31, 2019 there were 15,271,755 and 15,270,588 shares issued and outstanding, respectively.

During the three months ended March 31, 2020, the Company issued 1,167 shares of common stock in exchange for product payment that was recorded in stock payable in the amount of $1,339 at December 31, 2019.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the three months ended March 31, 2019, the Company issued 925 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $4,080.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

NOTE 8 – Commitments and Contingencies

The Company has no commitments and contingencies.

NOTE 9 – Risks and Uncertainties

For the three months ended March 31, 2019 the Company’s sales were with one (1) customer and amounted to $5,850.  For the three months ended March 31, 2019, the Company’s purchases were with one (1) vendor and amounted to $4,160.

NOTE 10 – Subsequent Events

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations.

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

        ·the Covid-19 Pandemic.

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

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the company's operations which could have a material adverse effect on the company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, once it begins to implement its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

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

Business

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

BioForce Nanosciences Holdings, Inc. sells the BioForce Eclipse powder multivitamin and mineral supplement without non-compete and non-disclosure agreements. The Company currently private labels the powder through a manufacturer located in Virginia. The Company has a Supplier Agreement with this manufacturer that gives the Company non-exclusion rights to market the product.  The distributor owns the rights to the formula for this product.  If the Company can source product in a more cost-effective way without diminished quality, the Company would evaluate such opportunities when presented.  Currently, the distributor who provides the private label powder provides “Consignment Terms,” which allows us to only pay for the product when it is sold.

The FDA has rules regarding the fitness for consumption of foods as well as vitamins and supplements sold to the public, and those laws apply to our product.  However, our product does not require pre-clearance like a drug in order to be sold into the marketplace.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.bravomultinational.com, shall not constitute part of this report.

Current Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2020 and 2019 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2020 and for the three months ending March 31, 2019 were $-0- and $5,850, respectively. During the three months ended March 31, 2020 the Company received no orders, -0- units of its Bioforce Eclipse supplement product, and for the same period ending March 31, 2019 the Company received one order for 240 units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2020 was $-0- and the Cost of Goods Sold for the three months ending March 31, 2019 was $4,160, the cost associated with the sales of its BioForce Eclipse supplement product.

Gross Margins for the three months ended March 31, 2020 was 0% from the sale of -0- units of the BioForce Eclipse supplement product, and during the same period in 2019 was 28.89%. The decrease for the three months ending March 31, 2020 in comparison to three month ending March 31, 2019 is contributed to no unit sales of supplement sold.

Gross Profit for the three months ended March 31, 2020 was $-0- and for the three months ended March 31, 2019 was $1,690.

Operating expenses for three months ended March 31, 2020, totaled $158,041,358 from Board of Director compensation and General and Administrative Expenses, compared to $14,542 for the three months ended March 31, 2019. This increase in March 31, 2020 compared to the same period ended March 31, 2019 was attributed to higher expenses with fees for Board of Director compensation from the cost of the issuance of convertible Preferred 'A' shares and higher fees relates to accounting and legal fees associated with the Company being a full-reporting issuer.

Net Loss:

Net loss for the three months ended March 31, 2020 and 2019 were $158,041,358 and $12,852, respectively.

Liquidity and Capital Resources:

As of March 31, 2020, the Company’s assets totaled $51,365, which consisted of cash and prepaid expenses. Our total liabilities were $44,076 from accounts payable, accrued director compensation expenses and amounts due to related parties. As of March 31, 2020, the Company had an accumulated deficit of $158,803,110 and working capital of $7,289.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson's employment contract ( See Exhibit 10.01) to advance funds as necessary in meeting the Company's operating requirements.

New Accounting Pronouncements

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Accounting Principles

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 were $39,634 and $7,435, respectively. The increase amount was attributed to higher cash infusions by the Company's directors and related parties that were used in operational and professional fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three month periods ended March 31, 2020 and 2019.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $33,604 for the three month ended March 31, 2020, and was $13,163 for the three month ended March 31, 2019. The increase amount was attributed to cash infusions by directors and related parties that were used in operational expenses.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and stock-based compensation..

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

Reverse Stock Split

We were authorized to issue 900,000,000 shares of our common stock, of which 15,270,588 shares were outstanding taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 231 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred which have voting and conversion rights of 100 common shares, par value $0.001(see Exhibit 3.2); leaving a balance of 90,000,000 "Blank Check" Preferred.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2020.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended March 31, 2020. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended March 31, 2020, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended March 31, 2020 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2020 the Company issued 1,072 restricted shares of common stock at $1.2495 per share based on the closing price of the Company's shares on February 20, 2020. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as stock payable in the amount of $1,339 (Adjustments to stock issuance accounts the one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020, all fractional share amounts after split round upwardly to next whole share; price per share adjusted based on the one-for-five (1-for-5) reverse split of common shares)- See Exhibit 10.6.

On March 31, 2020, Bioforce Nanosciences Holdings, Inc., (the "Company" or the "Registrant") issued in total 2,000,000 shares of its Preferred Series 'A' shares to certain officers of the company, Mr. Merle Ferguson- CEO and Mr. Richard Kaiser - CFO in accordance with their employment contracts (See Exhibits 10.1 and 10.2). The sale was a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, and the issuance was not a public offering due to the limited number of persons that received the shares, and the manner of the issuances. No underwriter was involved with the sale and no commissions were paid in connection with such sale. All securities issued by the Company are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk of this investment and are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark "stop transfer" on its ledger regarding these shares (see Exhibit 10.4 and 10.5).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 16, 2020, the Company entered into a consulting agreement with Mr. Aldo Dalla-Vecchia of RSDL Enterprises to provide general consulting services to BFNH's management team. The agreement is for three month ending May 15, 2020 for a total cash consideration of $6000, $3000 per month (See Exhibit 10.3)

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company's Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred 'A' Shares, par value $0.001, as a one time signing bonus per this employment agreement (See Exhibit 10.1).

On March 31, 2020, the Board of Directors approved the employment agreement of Mr. Richard Kaiser as the Company's Director, CFO, and Secretary. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as Chief Financial Officer shall receive a fee of One Hundred Thirty Five Thousand Dollars US ($135,000) per year for five (5) years of services rendered with a start date of March 25, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Kaiser was issued Five Hundred Thousand (500,000) Preferred 'A' Shares, par value $0.001, as a one time signing bonus per this employment agreement agreement (See Exhibit 10.2).

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.     Description of Exhibit

3.1 Certificate of Incorporation*

3.2 Amended Articles of Certificate of Incorporation (previously filed at Exhibit 3.1 on DEF 14C-Definative Information Statement )*

3.3 Bylaws (previously filed as Exhibit 3.2 on FORM 10)*

10.1 Employment Agreement – Merle Ferguson+

10.2 Employment Agreement - Kaiser+

10.3 Consulting Contract RSDL Enterprises+

10.4 Subscription Agreement- Ferguson+

10.5 Subscription Agreement- Kaiser+

10.6 Supplier Agreement (Previously filed as Exhibit 10.1 Form 10/A)*

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

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 4, 2020	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer