Form 10-Q
period 2020-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2020-07-22
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 21, 2020 the registrant had outstanding 15,271,755 shares of common stock, par value $0.001 per share post split one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2020

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 - Unaudited	4
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 - Unaudited	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 - Unaudited	6
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019 - Unaudited	7-8
Condensed Consolidated Notes to the Unaudited Financial Statements	9-12

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 39,865	$ 52,895
Prepaid Expenses	2,953	6,000

Total Current Assets	42,818	58,895

Total Assets	$ 42,818	$ 58,895

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ —	$ 10,248
Accrued Board of Directors Compensation	114,863	—
Due to Related Parties	47,376	—
Stock Payable	—	1,339

Total Current Liabilities	162,239	11,587

Total Liabilities	162,239	11,587

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred Stock - $0.001 Par; 90,000,000 Shares Authorized, -0- Issued	—	—
Preferred Stock - Series A: $0.001 Par; 10,000,000 Shares Authorized,
2,000,000 and -0- Issued and Outstanding, Respectively	2,000	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
15,271,755 and 15,270,588 Issued and Outstanding, Respectively	15,272	15,271
Additional Paid-In-Capital	158,793,127	793,789
Accumulated Deficit	(158,929,820)	(761,752)

Total Stockholders'(Deficit) Equity	(119,421)	47,308

Total Liabilities and Stockholders' Equity	$ 42,818	$ 58,895

The accompanying notes are an integral part of these condensed consolidated financial statements

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$ —	$ 5,962	$ —	$ 11,812

Cost of Sales	—	5,015	—	9,175

Gross Profit	—	947	—	2,637

Operating Expenses
Board of Directors Compensation	105,173	—	158,114,863	—
General and Administrative	21,537	8,129	53,205	22,671

Total Expenses	126,710	8,129	158,168,068	22,671

Net Loss	$ (126,710)	$ (7,182)	$(158,168,068)	$ (20,034)

Weighted Average Number of Common Shares -
Basic and Diluted	15,271,755	15,262,944	15,271,402	15,262,675

Net Loss for the Period Per Common Shares -
Basic and Diluted	$ (0.01)	$ (0.00)	$ (10.36)	$ (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2020	2019

Cash Flows from Operating Activities

Net Loss	$ (158,168,068)	$ (20,034)

Non-Cash Adjustments:
Common Stock Issued to Purchase Inventory	—	8,240
Preferred Stock Issued for Current Year Board of Directors Compensation	158,000,000	—
Changes in Assets and Liabilities:
Accounts Receivable	—	(227)
Prepaid Expenses	3,047	—
Accounts Payable and Accrued Expenses	(10,248)	(308)
Accrued Board of Directors Compensation	114,863	—

Net Cash Flows Used In Operating Activities	(60,406)	(12,329)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Related Parties	47,376	—
Capital Contributions - Directors	—	23,907

Net Cash Flows Provided by Financing Activities	47,376	23,907

Net Change in Cash	(13,030)	11,578

Cash - Beginning of Period	52,895	29,392

Cash - End of Period	$ 39,865	$ 40,970

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 1,339	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 1, 2019	15,262,643	$ 15,263	—	$ —	$ 746,998	$ (728,066)	$ 34,195

Capital Contributions - Directors	—	—	—	—	10,744	—	10,744

Common Stock Issued for Product Payment	616	1	—	—	4,159	—	4,160

Net Loss for the Period	—	—	—	—	—	(7,182)	(7,182)

Balance - June 30, 2019	15,263,259	$ 15,264	—	$ —	$ 761,901	$ (735,248)	$ 41,917

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 1, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(158,803,110)	$ 7,289

Net Loss for the Period	—	—	—	—	—	(126,710)	(126,710)

Balance - June 30, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(158,929,820)	$ (119,421)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2019	15,261,717	$ 15,262	—	$ —	$ 729,756	$ (715,214)	$ 29,804

Capital Contributions - Directors	—	—	—	—	23,907	—	23,907

Common Stock Issued for Product Payment	7,707	8	—	—	8,232	—	8,240

Net Loss for the Period	—	—	—	—	—	(20,034)	(20,034)

Balance - June 30, 2019	15,269,424	$ 15,270	—	$ —	$ 761,895	$ (735,248)	$ 41,917

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	15,270,588	$ 15,271	—	$ —	$ 793,789	$ (761,752)	$ 47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	—	—	1,338	—	1,339

Preferred Shares Issued for Services	—	—	2,000,000	2,000	157,998,000	—	158,000,000

Net Loss for the Period	—	—	—	—	—	(158,168,068)	(158,168,068)

Balance - June 30, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(158,929,820)	$ (119,421)

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. (“BioForce”), a Delaware corporation, and changed the corporate name at that time. The acquisition was made pursuant to an agreement entered into on November 30, 2005 ("Merger Agreement"), whereby we agreed to merge our newly created, wholly owned subsidiary, Silver River Acquisitions, Inc., with and into BioForce, with BioForce being the surviving entity.  On May 6, 2020, the Company purchased 100,000 shares of Element Acquisition Corporation for $1,000 which then became a wholly owned subsidiary. The Company’s mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2019 audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Bioforce Nanosciences Holdings, Inc., and its wholly owned subsidiary, Element Acquisition Corporation, (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

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

Cash

At June 30, 2020 and December 31, 2019, the Company’s cash consisted of the following:

	June 30,	December 31,
	2020	2019

Checking Account	$ 39,260	$ 52,290
Cash on Hand	605	605

Total Cash	$ 39,865	$ 52,895

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at June 30, 2020 and December 31, 2019.

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

NOTE 5 – Prepaid Expenses

Prepaid expenses consist of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Consulting Fees	$ 2,953	$ ––
Audit Fees	––	6,000

Total Prepaid Expenses	$ 2,953	$ 6,000

NOTE 6 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the three months ended June 30, 2020 and 2019, two (2) board of directors paid all expenses of the Company in the amount of $13,772 and $10,744, respectively.  The amount paid during the three months ended June 30, 2019 was not to be reimbursed therefore, additional paid in capital was increased by $10,744, for the three months ended June 30, 2019.

During the six months ended June 30, 2020 and 2019, two (2) board of directors paid all expenses of the Company in the amount of $47,376 and $23,907, respectively.  Due to related parties was $47,376 at June 30, 2020.  The amount paid during the six months ended June 30, 2019 was not to be reimbursed therefore, additional paid in capital was increased by $23,907, for the six months ended June 30, 2019.

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2020 and December 31, 2019 there were 2,000,000 and -0- Series A Preferred shares issued and outstanding, respectively.  During the six months ended June 30, 2020, 2,000,000 shares were issued to two (2) of the board of directors for compensation in the amount of $158,000,000.  The fair value of the shares issued was based on the market price of the Company’s common stock of $0.79 on the measurement date, multiplied by the conversion rate to common.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  The reverse has been retrospectively accounted for at January 1, 2019 in the statements of changes in stockholders’ equity.  At June 30, 2020 and December 31, 2019 there were 15,271,755 and 15,270,588 shares issued and outstanding, respectively.

During the six months ended June 30, 2020, the Company issued 1,167 shares of common stock in exchange for product payment that was recorded in stock payable in the amount of $1,339 at December 31, 2019.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the three months ended June 30, 2019, the Company issued 616 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $4,160.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the six months ended June 30, 2019, the Company issued 7,707 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $8,232.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

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

The Company in May 2020, formed a wholly-owned subsidiary, Element Acquisition Corporation, a Wyoming corporation,with unlimited common shares authorized, par value $0.001. Element Acquisition Corporation was formed to pursue potential acquisitions in the media, entertainment, media technology and sports sectors.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.bravomultinational.com, shall not constitute part of this report.

Current Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2020 and 2019 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended June 30, 2020 and for the three months ended June 30, 2019 were $-0- and $5,962, respectively. During the three months ended June 30, 2020 the Company received no orders, -0- units of its Bioforce Eclipse supplement product, and for the same period ending June 30, 2019 the Company received one order for 265 units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended June 30, 2020 was $-0- and the Cost of Goods Sold for the three months ended June 30, 2019 was $5,015, the cost associated with the sales of its BioForce Eclipse supplement product.

Gross Margins for the three months ended June 30, 2020 was 0% from the sale of -0- units of the BioForce Eclipse supplement product, and during the same period in 2019 was 15.88%. The decrease for the three months ended June 30, 2020 in comparison to three month ended June 30, 2019 is contributed to no unit sales of supplement sold.

Gross Profit for the three months ended June 30, 2020 was $-0- and for the three months ended June 30, 2019 was $947.

Operating expenses for three months ended June 30, 2020, totaled $126,710 from Board of Director compensation and General and Administrative Expenses, compared to $8,129 for the three months ended June 30, 2019. This increase in June 30, 2020 compared to the same period ended June 30, 2019 was attributed to higher expenses with fees for Board of Director compensation.

Six Months – June 30, 2020 and 2019 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the six months ended June 30, 2020 and for the six months ended June 30, 2019 were $-0- and $11,812,  respectively. During the six months ended June 30, 2020 the Company sold -0- units of its "BioForce Eclipse" vitamin supplement product for $-0- and during the six months ended June 30, 2019 the Company sold 490 units of its "BioForce Eclipse" vitamin supplement product for $11,812.

The Cost of Sales for the six months ended June 30, 2020 was $-0- and for the six months ended June 30, 2019 was $9,175 respectively.  For the six months ended June 30, 2020, the Company had $-0- in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the six month ended June 30, 2019 the Company had $9,175 associated cost due to sales of its vitamin supplement.

Gross Margins for the six months ended June 30, 2020 was 0% from the sale of -0- units of the “BioForce Eclipse” supplement product, and for six months ended June 30, 2019 was 22.32% from sale of 490 units of the supplement product. The decrease for the six months ended June 30, 2020 in comparison to six month ended June 30, 2019 is that no sales of the vitamin supplement occurred during the six month ended June 30, 2020.

Gross Profit for the six months ended June 30, 2020 was $-0- and for the six months ended June 30, 2019 was $2,637.  The Company had sales of -0- units of the "BioForce Eclipse" vitamin supplement product for the six months ended June 30, 2020, and during six months ended June 30, 2019 had sales of 490 units of the vitamin supplement.

Operating expenses for six months ended June 30, 2020, totaled $158,168,068 for Board of Director Compensation and General and Administrative Expenses, compared to $22,617 for the six months ended June 30, 2019. This increase during the same six month period ended June 30, 2020 was attributed to the cost of the issuance of convertible Preferred 'A' shares and higher fees relates to accounting and legal fees associated with the Company being a full-reporting issuer.

Net Loss:

Net loss for the three month ended June 30, 2020 and 2019 were $126,710 and $7,182 , respectively. Net loss for the six month ended June 30, 2020 and 2019 were $158,168,068 and $20,034, respectively.

Liquidity and Capital Resources:

As of June 30, 2020, the Company’s assets totaled $42,818, which consisted of cash and prepaid expenses. Our total liabilities were $162,239 from accrued director compensation expenses and amounts due to related parties. As of June 30, 2020, the Company had an accumulated deficit of $158,929,820 and working capital deficit $119,421.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 were $60,406 and $12,329, respectively. The increase amount was attributed to General and Administrative cost that were used in operational and professional fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three month periods ended June 30, 2020 and 2019. Net cash used in investing activities was $-0- for both six month periods ended June 30, 2020 and 2019.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $47,376 for six month ended June 30, 2020 from amounts Due to Related Parties, and was $23,907 for six month ended June 30, 2019 from the amount of Capital Contributions from the Company's directors .

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and stock-based compensation. The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2020.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of quarter ended June 30, 2020. In making this assessment, management used May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the Quarter ended June 30, 2020, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended June 30, 2020 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 16, 2020, the Company entered into a consulting agreement with Mr. Aldo Dalla-Vecchia of RSDL Enterprises to provide general consulting services to BFNH's management team. The agreement ended May 15, 2020 for a total cash consideration of $6000, $3000 per month (See Exhibit 10.3)

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company's Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement (See Exhibit 10.1).

On March 31, 2020, the Board of Directors approved the employment agreement of Mr. Richard Kaiser as the Company's Director, CFO, and Secretary. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as Chief Financial Officer shall receive a fee of One Hundred Thirty Five Thousand Dollars US ($135,000) per year for five (5) years of services rendered with a start date of March 25, 2020; payable in registered shares or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Kaiser was issued Five Hundred Thousand (500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement agreement (See Exhibit 10.2).

On May18, 2020, BioForce NanoSciences Holdings Inc. formed a wholly owned subsidiary, Element Acquisition Corporation, a Wyoming corporation, with unlimited shares authorized, par value $0.001. Mr. Merle Ferguson and Mr. Richard Kaiser are Board of Directors of Element Acquisition Corporation.

On May 25, 2020, the Company entered into a second consulting agreement with Mr. Aldo Dalla-Vecchia of RSDL Enterprises to provide general consulting services to BFNH's management team. The agreement is for two month ending July 27, 2020 for a total cash consideration of $7,000, $3,500 per month (See Exhibit 10.7)

On June 04, 2020, BioForce Nanosciences Holdings, Inc.' s wholly-owned subsidiary Element Acquisition Corporation, announced that it created an "Investment Committee" comprised of leading executives with extensive experience in the media, entertainment and sports sectors. The "Investment Committee" will oversee a strategy aimed at acquiring and investing in companies across these industries. Element Acquisition Corporation will serve as a potential acquisition vehicle for these type of transactions.

The members of the Investment Committee are:

- John LaViolette is the Co-Founder and Co-CEO of Element International Inc, and Co-CEO and Director of Element Global, Inc. (OTC: ELGL). Mr. LaViolette was also a senior partner in the entertainment law firm of Bloom, Hergott, Diemer, Rosenthal, LaViolette, Feldman, Schenkman & Goodman LLP. He has deep relationships with all major Hollywood studios and networks and has represented a vast number of “A-list” actors, writers, and directors.

- Steven Gagnon is the Co-Founder and Co-CEO of Element International Inc., and Co-CEO and COO of Element Global, Inc. (OTC: ELGL). Mr. Gagnon has a 20-year history in media in the financing and production of film, television and music videos. Mr. Gagnon served as President of the sports group of Madison Sports and Entertainment Group, Inc., and worked as a supervisor in the offshore oil and construction industry for International Underwater Contractors.

- Sasha Shapiro is President and Director of Element Global, Inc. (OTC: ELGL) and Vice Chairman and President of Element Media Group. Mr. Shapiro is Managing Director of Media Content Capital, a private equity fund focused on investments in early/medium-stage media, internet, and entertainment companies. He has held senior management positions at Warner Bros Studios and Pacifica Ventures and has served as a producer on films including Fury, Sabotage, Fading Gigolo, Dirty Grandpa, Rock the Kasbah, Naked and Ophelia. He sits on the Board of Directors of Sonifi Solutions, QED International, Covert Media and VR MediaTech.

- Mark Greenberg is CEO of Element Media Group Inc., and Director of Element Global, Inc. (OTC: ELGL). He served as the Founder and Chief Executive Officer of EPIX from 2009 to 2017 and was previously Executive Vice President for Showtime Networks, Inc., and Director of Direct Marketing at HBO (Home Box Office).

- Neil Davis is the Chief Business Development Officer in Element Media Group. Mr. Davis is a seasoned digital executive who has created well over $2 billion of revenue for various companies including, AOL, Blockbuster, Dish Network and Qello Media, where he served as Chief Business Officer. He was previously CEO at Monetize, where he consulted for the media and entertainment industries. Prior to that, he was Head of Corporate and Digital Development at Blockbuster-Dish Digital.

- Mr. Scheffer has served almost 30 years at HBO (Home Box Office) as President of Film Programming, Video and Enterprises. Mr. Scheffer was responsible for overseeing all motion picture programming for HBO. As President of HBO Pictures, he was responsible for the financing and production of HBO’s Silver Screen Partners and Cinema Plus theatrical movie ventures. Prior to HBO, Mr. Scheffer held executive positions at Time Life Films, Allied Artists, Polydor Records, MGM and Columbia Pictures.

Subsequent Event

On July 14, 2020, BioForce Nanosciences Holdings, Inc. (BFNH) filed a Form8-K that it had entered into Memorandum of Understanding ("MOU") with Element Global, Inc., a Utah Corporation which publicly trades under the symbol ELGL. The MOU sets forth the general terms and conditions for a merger, to which BFNH and the ELGL have jointly agreed to the following:

(A). Element Global, Inc. (ELGL) has subsidiaries and specific assets;

(B). ELGL (Seller) desires to sell itself, its subsidiaries, and its assets, and BFNH (Buyer) desires to purchase all of the assets from or controlled by ELGL and its subsidiaries, fully take control from ELGL and its subsidiaries, and conduct business activities with the ELGL Assets;

BFNH desires to acquire 100% of ELGL, its subsidiaries and its assets, and ELGL desires to sell the Company, its subsidiaries, and assets to BFNH. Upon successful due diligence and other customary document presentations, BFNH and ELGL believe that a final agreement could consummate itself on or before October 13, 2020 (See Exhibit 10.8).

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.     Description of Exhibit

3.1 Certificate of Incorporation*

3.2 Amended Articles of Certificate of Incorporation (previously filed at Exhibit 3.1 on DEF 14C-Definative Information Statement )*

3.3 Bylaws (previously filed as Exhibit 3.2 on FORM 10)*

10.1 Employment Agreement – Merle Ferguson*

10.2 Employment Agreement - Kaiser*

10.3 Consulting Contract RSDL Enterprises-March 16, 2020*

10.4 Subscription Agreement- Ferguson*

10.5 Subscription Agreement- Kaiser*

10.6 Supplier Agreement (Previously filed as Exhibit 10.1 Form 10/A)*

10.7 Consulting Contract RSDL Enterprises-May 25, 2020+

10.8 Memorandum of Understanding between BioForce NanoSciences Holdings, Inc. and Element Global, Inc.- July 14, 2020+

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: July 22, 2020	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer