Form 10-Q
period 2020-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2020-10-23
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At October 22, 2020 the registrant had outstanding 15,271,755 shares of common stock, par value $0.001 per share post split one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
SEPTEMEBER 30, 2020

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 - Unaudited	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 - Unaudited	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 - Unaudited	6
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 - Unaudited	7-8
Condensed Consolidated Notes to the Unaudited Financial Statements	9-12

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 39,865	$ 52,895
Prepaid Expenses	—	6,000

Total Current Assets	39,865	58,895

Total Assets	$ 39,865	$ 58,895
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ —	$ 10,248
Accrued Board of Directors Compensation	221,190	—
Due to Related Parties	56,018	—
Stock Payable	—	1,339

Total Current Liabilities	277,208	11,587

Total Liabilities	277,208	11,587

Stockholders' (Deficit) Equity
Preferred Stock - $0.001 Par; 90,000,000 Shares Authorized, -0- Issued	—	—
Preferred Stock - Series A: $0.001 Par; 10,000,000 Shares Authorized,
2,000,000 and -0- Issued and Outstanding, Respectively	2,000	—
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
15,271,755 and 15,270,588 Issued and Outstanding, Respectively	15,272	15,271
Additional Paid-In-Capital	158,793,127	793,789
Accumulated Deficit	(159,047,742)	(761,752)

Total Stockholders' (Deficit) Equity	(237,343)	47,308

Total Liabilities and Stockholders' (Deficit) Equity	$ 39,865	$ 58,895

The accompanying notes are an integral part of these condensed consolidated financial statements

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$ —	$ 5,962	$ —	$ 17,775

Cost of Sales	—	4,240	—	13,415

Gross Profit	—	1,722	—	4,360

Operating Expenses
Board of Directors Compensation	106,327	—	158,221,190	—
General and Administrative	11,595	8,056	64,800	30,728

Total Expenses	117,922	8,056	158,285,990	30,728

Net Loss for the Period	$ (117,922)	$ (6,334)	$(158,285,990)	$ (26,368)

Weighted Average Number of Common Shares -Basic and Diluted	15,271,756	15,265,463	15,271,521	15,263,606

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (0.01)	$ (0.00)	$ (10.36)	$ (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
For the Nine Months Ended September 30,	2020	2019

Cash Flows from Operating Activities

Net Loss for the Period	$ (158,285,990)	$ (26,368)

Non-Cash Adjustments:
Common Stock Issued for Product Payment	—	13,255
Preferred Stock Issued for Current Year Board of Directors Compensation	158,000,000	—
Changes in Assets and Liabilities:
Accounts Receivable	—	(227)
Prepaid Expenses	6,000	—
Accounts Payable and Accrued Expenses	(10,248)	(783)
Accrued Board of Directors Compensation	221,190	—

Net Cash Flows Used In Operating Activities	(69,048)	(14,123)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Related Parties	56,018	—
Capital Contributions from Directors	—	31,663

Net Cash Flows Provided by Financing Activities	56,018	31,663

Net Change in Cash	(13,030)	17,540

Cash - Beginning of Period	52,895	29,392

Cash - End of Period	$ 39,865	$ 46,932

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Accounts Payable	$ 1,339	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements

BioForce Nanosciences Holdings, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30 2020 AND 2019 UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2019	15,263,258	$ 15,263	—	$ —	$ 761,902	$ (735,248)	$ 41,917

Capital Contributions - Directors	—	—	—	—	7,756	—	7,756

Common Stock Issued for Product Payment	2,866	3	—	—	5,012	—	5,015

Net Loss for the Period	—	—	—	—	—	(6,334)	(6,334)

Balance - September 30, 2019	15,266,124	$ 15,266	—	$ —	$ 774,670	$ (741,582)	$ 48,354

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(158,929,820)	$ (119,421)

Net Loss for the Period	—	—	—	—	—	(117,922)	(117,922)

Balance - September 30, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(159,047,742)	$ (237,343)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2019	15,261,717	$ 15,262	—	$ —	$ 729,756	$ (715,214)	$ 29,804

Capital Contributions - Directors	—	—	—	—	31,663	—	31,663

Common Stock Issued for Product Payment	4,407	4	—	—	13,251	—	13,255

Net Loss for the Period	—	—	—	—	—	(26,368)	(26,368)

Balance - September 30, 2019	15,266,124	$ 15,266	—	$ —	$ 774,670	$ (741,582)	$ 48,354

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	15,270,588	$ 15,271	—	$ —	$ 793,789	$ (761,752)	$ 47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	—	—	1,338	—	1,339

Preferred Shares Issued for Services	—	—	2,000,000	2,000	157,998,000	—	158,000,000

Net Loss for the Period	—	—	—	—	—	(158,285,990)	(158,285,990)

Balance - September 30, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(159,047,742)	$ (237,343)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2019 audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

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

NOTE 4 – Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at September 30, 2020 and December 31, 2019. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

During the three months ended September 30, 2020 and 2019, two (2) board of directors paid all expenses of the Company in the amount of $8,642 and $7,756, respectively.  The amount paid during the three months ended September 30, 2019 was not to be reimbursed therefore, additional paid in capital was increased by $7,756, for the three months ended September 30, 2019.

During the nine months ended September 30, 2020 and 2019, two (2) board of directors paid all expenses of the Company in the amount of $56,018 and $31,663, respectively.  Due to related parties was $56,018 at September 30, 2020.  The amount paid during the nine months ended September 30, 2019 was not to be reimbursed therefore, additional paid in capital was increased by $31,663, for the nine months ended September 30, 2019.

BIOFORCE NANOSCIENCES HOLDINGS, INC. and SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2020 and December 31, 2019 there were 2,000,000 and -0- Series A Preferred shares issued and outstanding, respectively.  During the nine months ended September 30, 2020, 2,000,000 shares were issued to two (2) of the board of directors for compensation in the amount of $158,000,000.  The fair value of the shares issued was based on the market price of the Company’s common stock of $0.79 on the measurement date, multiplied by the conversion rate to common.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  The reverse has been retrospectively accounted for at January 1, 2019 in the statements of changes in stockholders’ equity.  At September 30, 2020 and December 31, 2019 there were 15,271,755 and 15,270,588 shares issued and outstanding, respectively.

During the nine months ended September 30, 2020, the Company issued 1,167 shares of common stock in exchange for product payment that was recorded in stock payable in the amount of $1,339 at December 31, 2019.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the three months ended September 30, 2019, the Company issued 2,866 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $5,015.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the nine months ended September 30, 2019, the Company issued 4,407 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $13,255.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

NOTE 7 – Risks and Uncertainties

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

NOTE 8 – Subsequent Events

On July 14, 2020, a "Memorandum of Understanding" (MOU) was entered into by both the management entities of BioForce NanoSciences Holdings, Inc. (BFNH) and Element Global, Inc. (ELGL). The MOU provided for non-binding terms and conditions whereas BFNH could possibly take over ELGL through a merger of the entity, its subsidiaries, and its assets. The management at Element Global, Inc. notified the management at BioForce NanoSciences Holdings, Inc. with their decision not to pursue any assets purchase agreement(s) or a complete merger of their entity, Element Global, Inc with BioForce NanoSciences Holdings, Inc. Per terms of the non-binding MOU, the possible arrangement between the two entities is now null and void, and no definitive agreement on the intended takeover of ELGL or any of its assets to occur by BFNH. On October 09, 2020, the Company filed a Form 8-K stating that the Board of Directors at BioForce NanoSciences Holdings, Inc. cancelled and voided the July 14, 2020 "Memorandum of Understanding" (MOU) with Element Global, Inc.

The Company on October 15, 2020 changed the name of its wholly-owned subsidiary Element Acquistion Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation.

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

The Company on October 15, 2020 changed the name of its wholly-owned subsidiary Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. Management intends to redomicile BioForce Nanosciences Holdings, Inc., a Nevada corporation, into a Wyoming corporation using its wholly-owned BioForce Nanosciences Holdings, Inc., a Wyoming corporation as the entity for the redomicile corporate action (See "Subsequent Event," Part II, Item 5).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2020 and 2019 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended September 30, 2020 and for the three months ended September 30, 2019 were $-0- and $5,962, respectively. During the three months ended September 30, 2020 the Company received no orders, -0- units of its Bioforce Eclipse supplement product, and for the same period ending September 30, 2019 the Company received one order for 265 units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended September 30, 2020 was $-0- and the Cost of Goods Sold for the three months ended September 30, 2019 was $4,240, the cost associated with the sales of its BioForce Eclipse supplement product.

Gross Margins for the three months ended September 30, 2020 was 0% from the sale of -0- units of the BioForce Eclipse supplement product, and during the same period in September 30, 2019 was 29.78% from the sale of 265 units of the BioForce Eclipse supplement product. The decrease for the three months ended September 30, 2020 in comparison to three months ended September 30, 2019 is contributed to no unit sales of supplement sold.

Gross Profit for the three months ended September 30, 2020 was $-0- and for the three months ended September 30, 2019 was $1,722.

Operating expenses for three months ended September 30, 2020, totaled $117,922 from Board of Director compensation and General and Administrative Expenses, compared to $8,056 for the three months ended September 30, 2019. This increase in September 30, 2020 compared to the same period ended September 30, 2019 was attributed to higher expenses with fees for Board of Director compensation.

Nine Months – September 30, 2020 and 2019 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the nine months ended September 30, 2020 and for the nine months ended September 30, 2019 were $-0- and $17,775,  respectively. During the nine months ended September 30, 2020 the Company sold -0- units of its "BioForce Eclipse" vitamin supplement product for $-0- and during the nine months ended September 30, 2019 the Company sold 770 units of its "BioForce Eclipse" vitamin supplement product for $17,775.

The Cost of Sales for the nine months ended September 30, 2020 was $-0- and for the nine months ended September 30, 2019 was $13,415 respectively.  For the nine months ended September 30, 2020, the Company had $-0- in costs associated with the sale of its "Bioforce Eclipse" vitamin supplement product, and for the nine months ended September 30, 2019 the Company had $13,415 associated cost due to sales of its vitamin supplement.

Gross Margins for the nine months ended September 30, 2020 was 0% from the sale of -0- units of the “BioForce Eclipse” supplement product, and for nine months ended September 30, 2019 was 24.53% from sale of 770 units of the supplement product. The decrease for the nine months ended September 30, 2020 in comparison to nine months ended September 30, 2019 is that no sales of the vitamin supplement occurred during the nine months ended September 30, 2020.

Gross Profit for the nine months ended September 30, 2020 was $-0- and for the nine months ended September 30, 2020 was $4,360.  The Company had sales of -0- units of the "BioForce Eclipse" vitamin supplement product for the nine months ended September 30, 2020, and during nine months ended September 30, 2019 had sales of 770 units of the vitamin supplement.

Operating expenses for nine months ended September 30, 2020, totaled $158,285,990 for Board of Director Compensation and General and Administrative Expenses, compared to $30,728 for the nine months ended September 30, 2019. This increase during the same nine month period ended September 30, 2020 was attributed to the cost of the issuance of convertible Preferred 'A' shares and higher fees related to accounting and legal fees associated with the Company being a full-reporting issuer.

Net Loss:

Net loss for the three months ended September 30, 2020 and 2019 were $117,922 and $6,334, respectively. Net loss for the nine months ended September 30, 2020 and 2019 were $158,285,990 and $26,368, respectively.

Liquidity and Capital Resources:

As of September 30, 2020, the Company’s assets totaled $39,865, which consisted of cash. Our total liabilities were $227,208 from accrued director compensation expenses and amounts due to related parties. As of September 30, 2020, the Company had an accumulated deficit of $159,047,742 and working capital deficit of $237,343.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson's employment contract (See Exhibit 10.01) to advance funds as necessary in meeting the Company's operating requirements.

Cash (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $69,048 and $14,123, respectively. The increase amount was attributed to General and Administrative cost that were used in operational and professional fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both nine month periods ended September 30, 2020 and 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities was $56,018 for nine months ended September 30, 2020 from proceeds from Related Parties, and was $31,663 for nine months ended September 30, 2019 from the amount of Capital Contributions from the Company's directors .

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2020.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020:

- The Company has inadequate segregation of duties within its cash disbursement control design.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended September 30, 2020 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 16, 2020, the Company entered into a consulting agreement with Mr. Aldo Dalla-Vecchia of RSDL Enterprises to provide general consulting services to BFNH's management team. The agreement ended May 15, 2020 for a total cash consideration of $6,000 (See Exhibit 10.3).

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company's Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Thousand Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement (See Exhibit 10.1).

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

On May 25, 2020, the Company entered into a second consulting agreement with Mr. Aldo Dalla-Vecchia of RSDL Enterprises to provide general consulting services to BFNH's management team. The agreement is for two month ending July 27, 2020 for a total cash consideration of $7,000, $3,500 per month (See Exhibit 10.7)

On June 04, 2020, BioForce Nanosciences Holdings, Inc.' s wholly-owned subsidiary Element Acquisition Corporation, announced that it created an "Investment Committee" comprised of leading executives with extensive experience in the media, entertainment and sports sectors. The "Investment Committee" would oversee a strategy aimed at acquiring and investing in companies across these industries. Element Acquisition Corporation would serve as a potential acquisition vehicle for these type of transactions.

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

(B). ELGL (Seller) desired to sell itself, its subsidiaries, and its assets, and BFNH (Buyer) desired to purchase all of the assets from or controlled by ELGL and its subsidiaries, fully take control from ELGL and its subsidiaries, and conduct business activities with the ELGL Assets;

BFNH desired to acquire 100% of ELGL, its subsidiaries and its assets, and ELGL desired to sell the Company, its subsidiaries, and assets to BFNH. Upon successful due diligence and other customary document presentations, BFNH and ELGL believed that a final agreement could consummate itself on or before October 13, 2020 (See Exhibit 10.8).

Subsequent Event

On October 9, 2020, the Company filed a Form 8-K whereas the July 14, 2020 Memorandum of Understanding ("MOU") with Element Global, Inc. (ELGL), a Utah Corporation (see Exhibit 10.8), became nullified due to terms of the non-binding"MOU" agreement. Management was notified by the Element Global, Inc's management, before October 13, 2020, that they decided not to pursue a potential take over of its assets and of their company by BioForce Nanosciences Holdings, Inc. As a result of this action, BioForce Nanosciences Holdings, Inc.'s wholly-owned subsidiary, Element Acquisition Corporation, a Wyoming Corporation, accepted the resignation of Mr. Gagnon as its director, it dissolved the "Investment Committee "and removed its "Investment Committee members," Mr. LaViolette, Mr. Davis, Mr. Greenberg, Mr. Shapiro, Mr. Gagnon, and Mr. Scheffer.

On October 15, 2020, BioForce Nanoscience Holdings, Inc.'s wholly-owned subsidiary Element Acquisition Corporation, a Wyoming corporation, changed its name to Bioforce Nanosciences Holdings, Inc. (Wyoming). With the completion of the name change, management intends to redomicile BioForce Nanosciences Holdings, Inc., a Nevada Corporation, into a Wyoming corporation using its wholly-owned subsidiary Bioforce Nanosciences Holdings, Inc., a Wyoming corporation as the entity for the redomicile corporate action. Before such an action can become effective, the Board of Directors and shareholders need to approve such an action to reincorporate BioForce Nanosciences Holdings in the State of Wyoming.

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

10.3 Consulting Contract RSDL Enterprises-March 16, 2020*

10.4 Subscription Agreement- Ferguson*

10.5 Subscription Agreement- Kaiser*

10.6 Supplier Agreement (Previously filed as Exhibit 10.1 Form 10/A)*

10.7 Consulting Contract RSDL Enterprises-May 25, 2020*

10.8 Memorandum of Understanding between BioForce NanoSciences Holdings, Inc. and Element Global, Inc.- July 14, 2020*

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: October 23, 2020	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer