Form 10-K
period 2020-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2021-02-16
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant's fax number: (757) 306-6092

______________________________________

Richard W. Jones, Esq.

Jones & Haley, P.C.

750 Hammond Drive, Building 12-100

Atlanta, Georgia 30328

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of  the Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the 5,221,755 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $1.70 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2020) was approximately $8,876,984. The stock price and the number shares at June 30, 2020 takes into account a one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  At February 16, 2021 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share post split one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

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

PART I

For historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations."  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

ITEM 1.  Business.

The Company

BioForce Nanosciences Holdings, Inc. ("BioForce" or the "Company") was previously in the business of manufacturing nano-particular measurement devices and molecular printers, but due to a lack of profitability, the subsidiary of the company that owned that technology filed for bankruptcy.  That subsidiary and related technology was later bought out of bankruptcy by an unrelated third party.  Subsequently, new management came into the Company to pursue a better business model and now the Company's mission is to become a leading provider of natural vitamins, minerals and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges. The Company private labels products with key distributors and manufacturing providers.

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

The Company proactively seeks to expand its "BioForce Eclipse" nutritional powder for use into households throughout the U.S., and the Company will approach retail stores, including health food and sporting goods stores to create a vendor relationship. During this phase, the Company will continue to try to advance its social media platform with direct online and targeted advertisements to health conscience individuals.

Nutrition retailers, grocery stores, retail pharmacies, and online stores, like Amazon, will be important channels for the Company's Eclipse product-lines. In The USA, there are thousands of direct outlets like grocery stores, pharmacies, hospitals, department stores, medical clinics, surgery clinics, universities, nursing homes, prisons, and other facilities which are all targets of potential sales of the vitamin and mineral supplemental products.

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

Currently, the Company BioForce Eclipse, a private label brand powder supplements.  The product is a mixture of amino acids, key vitamins, and other plant based proteins, essential to the physical well-being of the individual. Protein supplements are known to promote muscular growth, so athletes or others often take them as a dietary supplement to gain muscle mass.

Nutritional Products are made up of a wide range of products, which include supplements, meal replacement products, multivitamins, and convenience products. As these products have increased in popularity, more individuals have been attempting to get in optimal physical condition, wanting to use products that complement their lifestyles, exercise, or athletic regimen. BioForce's Management is aware of other potential products and will continue to evaluate these potential markets and possible new products lines.

BioForce entered into a market that has some reputable players, but has limited leadership. BioForce will work to get the product available through most retail channels, so that customers will see both convenience in purchasing the product, and convenience over having to take numerous different supplements. After BioForce launches its products into the sports nutrition supplement industry, it is anticipated that there will be other firms that will work to offer similar products. This fact magnifies the importance of BioForce's quality and its support of its products.

The initial marketing efforts will focus on the online stores, B2B sales, direct mail, industry trade shows, conventions, and affiliate marketing designed to educate prospective users and distributors, including retail channels, doctors and gyms. Less direct methods will include TV and radio advertising until such time as the Company's budget allows it to upgrade its marketing plan and to do so effectively.

BioForce Nanosciences Holdings, Inc. maintains an executive office in Virginia Beach, Virginia. All marketing, sales, and customer support will be managed from its Virginia Beach Office. Private labeling is done on a contractual basis unless an opportunity to vertically integrate production makes fiscal sense.

BioForce Nanosciences Holdings sells the BioForce Eclipse powder multivitamin and mineral supplement without non-compete and non-disclosure agreements. The Company currently private labels the powder through a manufacturer located in Virginia. The Company has a Supplier Agreement with this manufacturer that gives the Company non-exclusion rights to market the product.  The distributor owns the rights to the formula for this product.  If the Company can source product in a more cost-effective way without diminished quality, the Company would evaluate such opportunities when presented.  Currently, the distributor who provides the private label powder provides "Consignment Terms," which allows us to only pay for the product when it is sold.

In addition to manufacturing the product, this private label vitamin distributor also offers custom labeling and packaging of the product. BioForce utilizes these services, and will seek out examples from other potential manufacturer and distributor of future products to ensure that the quality of work reflects the Company's standards for presentation and quality.

The FDA has rules regarding the fitness for consumption of foods as well as vitamins and supplements sold to the public, and those laws apply to our product. However, our product does not require pre-clearance like a drug in order to be sold into the marketplace.

BioForce's management understands that similar competing products are available to the consumer, and customers may consider switching from BioForce Eclipse to a competitor's product. Manufacturers and distributors who provide private label services generally incentives larger orders, which the Company might not be financially able to provide.  Management remains conscience of changes in the marketplace, its relationship with the Private Label manufacture distributor, and other risk associated with supply chain issues.

BioForce's dietary supplements and vitamins cannot take the place of a well-balanced diet. Some people believe that the ingestion of supplements, pills and beverages can make up for poor eating habits; but vitamin and mineral supplements don't offer a wellness solution. None of BioForces' products are approved by the FDA and are sold without doctors prescriptions through the Company's marketing channels.

The Company caters to the needs of customers with a focus on the elderly and athletes across numerous sports, ages, and economic backgrounds.

The Company plans to offer numerous products beyond nutritional supplement powder, but will only offer products that advance the BioForce product-line name, "BioForce Eclipse" (See Fig. 1-product labels).

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

Health conscience "Baby Boomers," sports participants, and other active individuals continue to extend their health education awareness. The industry's traditional focus on these groups is shifting to an ever-expanding group that includes recreational and lifestyle users, such as fitness enthusiasts, weekend athletes and gym-goers, of all ages.

BioForce will provide its consumer base with products that serve their health needs, and which add value even beyond their needs. The Company first introduced its multivitamin and mineral supplemental powder product, "BioForce Eclipse in December, 2014." With the introduction of this first product, BioForce advances the Company's name offering additional products that meet the standards for a healthy lifestyle.  BioForce Eclipse is a private label branding produced by Body Align, LLC from a distributor located in Virginia, USA.

The Company had one customer its 2019 fiscal year and no customers in 2020 fiscal year. Customers are not required to purchase the product in the future and the Company's marketing plan is to broaden the Company's customer base.

The Company intends to increase its U.S. market share by offering new incentives and promotions to attract customers on trying its products. The Company intends to market a new biodegradable, recyclable container of its products to attract enviromentally conscience customers and to develop new markets. BioForce will evaluate the success of its marketing objectives and determine which marketing strategy provides the best results. As sale volumes increase, we expect that it will become necessary to hire sales associates.

The Company in May 2020 formed a wholly-owned subsidiary, Element Acquisition Corporation, a Wyoming corporation, with unlimited common shares authorized, par value $0.001. Element Acquisition Corporation was formed to pursue potential acquisitions in the media, entertainment, media technology and sports sectors. The Company on October 15, 2020 changed the name of its wholly-owned subsidiary Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation.

During 2020, management evaluated other business opportunities outside of its current vitamin supplement business. Management determined that these opportunities did not meet the criteria at this point in time.

Figure 1- product labels

Wholly-owned Subsidiary

On May18, 2020, BioForce NanoSciences Holdings Inc. formed a wholly owned subsidiary, Element Acquisition Corporation, a Wyoming corporation, with unlimited shares authorized, and par value $0.001. Mr. Merle Ferguson and Mr. Richard Kaiser are Board of Directors of Element Acquisition Corporation.

On June 04, 2020, BioForce Nanosciences Holdings, Inc.' s wholly-owned subsidiary Element Acquisition Corporation, announced that it created an "Investment Committee" comprised of leading executives with extensive experience in the media, entertainment and sports sectors. The "Investment Committee" was established to oversee a strategy aimed at acquiring and investing in companies across these industries. Element Acquisition Corporation was formed to serve as a potential acquisition vehicle for these types of transactions.

The Company on October 15, 2020 changed the name of its wholly-owned subsidiary Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. Management expects to use the wholly-owned subsidiary to redomicile the Company from a Nevada corporation to a Wyoming corporation.

Merger Cancellation

On July 14, 2020, BioForce Nanosciences Holdings, Inc. (BFNH) entered into Memorandum of Understanding ("MOU") with Element Global, Inc., a Utah Corporation which publicly trades under the symbol ELGL. BFNH intended to acquire 100% of ELGL, its subsidiaries and its assets on or before October 13, 2020.

On October 09, 2020, the Board of Directors at BioForce NanoSciences Holdings, Inc. cancelled and voided the July 14, 2020 "Memorandum of Understanding" (MOU) with Element Global, Inc. As a result of this action, BioForce Nanosciences Holdings, Inc.'s wholly-owned subsidiary, Element Acquisition Corporation, a Wyoming Corporation, accepted the resignation of Mr. Gagnon as its director, it dissolved the "Investment Committee "and removed its "Investment Committee members," Mr. LaViolette, Mr. Davis, Mr. Greenberg, Mr. Shapiro, Mr. Gagnon, and Mr. Scheffer.

Reverse Stock Split

On December 2, 2019, The Board of Directors of the Company unanimously approved an amendment to the Company's Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-five (1-for-5) reverse stock split of our common stock.  Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada. The amended Articles of Incorporation did not change the authorized shares. The common and preferred shares have a par value of $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred shares outstanding, and each share has voting and conversion rights so that one Series 'A' Preferred is equivalent 100 common shares (see Exhibit 3.2). Subsequently, the Series 'A' Preferred shares were retired, and as of the date of this filing there are no Series 'A' Preferred shares issued or outstanding.

Government Regulations

The FDA has rules regarding the fitness for consumption of foods as well as vitamins and supplements sold to the public, and those laws apply to our product.  However, our product does not require pre-clearance like a drug in order to be sold into the marketplace.  These rules could change, however.

Employees

The Company has two full time employees, Mr. Merle Ferguson, its President and CEO, and Mr. Richard Kaiser, its CFO and Secretary.

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

ITEM 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information called for under this item.

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

ITEM 4. Mine Safety Disclosure- (Removed and Reserved).

Not applicable to this Company.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCPINK since April 15, 2009, under the symbol "BFNH."

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2020 and 2019.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2019 Quarter Ended(1):
March 31, 2019	$9.45	$8.20
June 30, 2019	$5.00	$5.00
September 30, 2019	$2.50	$2.50
December 31, 2019	$0.90	$0.80

2020 Quarter Ended:
March 31, 2020	$0.79	$0.79
June 30, 2020	$2.00	$1.70
September 30, 2020	$1.25	$1.25
December 31, 2020	$0.44	$0.38

(1) This price takes into account the one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

As of December 31, 2020, we were authorized to issue 900,000,000 shares of our common stock, of which 29,271,755 shares were outstanding, taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 231 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Preferred Shares

In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred shares authorized and each share has voting and conversion rights of 100 common shares (see Exhibit 3.2). This leaves a balance of 90,000,000 "Blank Check" Preferred, with no shares issued or designated. On March 31, 2020, 2,000,000 shares were issued to two of the board of directors for compensation. On December 4, 2020, the two board of directors returned those shares, and they were cancelled. As of the date of this filing, there are no Series 'A' Preferred issued or outstanding. There is no trading market for our preferred stock.

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

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects the results of our operations.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings "Special Note Regarding Forward-Looking Statements."

Unless the context otherwise suggests, "we," "our," "us," and similar terms, as well as references to "BFNH" or "BioForce" all refer to BioForce Nanosciences Holdings, Inc. as of the date of this report.

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

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the Company's operations which could have a material adverse effect on the Company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Going Concern

On December 31, 2020, we had total assets of $39,865 and total liabilities of $399,773. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2020, BioForce had an accumulated deficit of $159,170,307, which included a net loss of $158,408,555 reported for the year ended December 31, 2020. Also, during the year ended December 31 2020, we used net cash of $80,196 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019.

Revenues for the Company's year ended December 31, 2020 totaled $-0- from the sales of its vitamin supplements. The decrease of $17,775 as compared to the same period ending December 31, 2019 was attributed to -0- sales of the Company's vitamin supplements.

Cost of Goods Sold for the year ended December 31, 2020 totaled $-0- compared to $13,415 for year ended December 31, 2019.  The decrease was due to -0- unit sales of the "BioForce Eclipse" supplement product  in 2020.

Gross margins changed between 2020 and 2019 due to decrease of net sales of units sold of the "BioForce Eclipse" supplement product, -0- units in 2020 compared to 790 units in 2019.

Gross profit for the year ended December 31, 2020 was $-0- as compared to gross profit for $4,360 for the year ended December 31, 2019. A decrease in gross profit for the period ended December 31, 2020 compared to year ended December 31, 2019 was due to -0- sales of the Company's vitamin supplements.

General and Administrative expenses for the year ended December 31, 2020 totaled $81,038 compared to $50,898 for December 31, 2019, primarily due to increases in professional service fees.

Net Loss

Net loss for the years ended December 31, 2020 and 2019 were $158,408,555 and $46,538, respectively. The increase in loss of $158,362,017 was due to equity based compensation to the two Board of Directors.

Liquidity and Capital Resources:

As of December 31, 2020, our assets totaled $39,865, which consisted of cash. The Company's total liabilities were $399,773, which consisted of accounts payable and accrued expenses, accrued board of directors compensation and amounts due to related parties. As of December 31, 2020, the Company had an accumulated deficit of $159,170, 307 and working capital deficit of $359,908.

As of December 31, 2019, our assets totaled $58,895, which consisted of cash and prepaid expenses. The Company's total liabilities were $11,587, which consisted of accounts payable and accrued expenses and stock payable. As of December 31, 2019, the Company had an accumulated deficit of $761,752 and working capital of $47,308.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time.  Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement.

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2020, and 2019.

Cash from Financing Activities

Net cash provided by financing activities was $67,166 for year ended December 31, 2020, and was $47,886 for year ended December 31, 2019.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

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

Inventory

Inventory is carried at the lower of cost or (net realizable value), using last- in, first-out method of determining cost. The Company only orders inventory once a sales invoice is obtained. Inventory consists of finished goods of the "BioForce Eclipse" supplement, shipped from our private-label distributor.

All existing inventory is considered current and usable and no reserve for obsolescence was carried for the years ended December 31, 2020 and 2019.

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

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2020.

Management's Annual Report on Internal Control over Financial Reporting

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the year ended December 31, 2020, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	74	CEO/President/Treasurer/Director
Richard Kaiser	56	CFO/Secretary/Director

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock Holdings, Inc, ("Gold Rock"), located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires.  Gold Rock Holdings, Inc. is a stock that is traded on the over-the-counter market. As of November 2018, Mr. Ferguson has also served as a Chairman and CEO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA.  Bravo is in the business of buying and selling casino gaming equipment. The Board reviewed Mr. Ferguson's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

On or about July 1, 2013, Mr. Kaiser became the Registrant's Secretary and Director. Since December 1, 2016, Mr. Kaiser serves in the roles of CFO, corporate secretary and corporate governance officer.  Prior to that, Mr. Kaiser provided services to the Registrant through his Company, Yes International, Inc.  He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion, investor relations and venture capital firm located in Virginia Beach, Virginia.  In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College.)  The Board reviewed Mr. Kaiser's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.  From April 1, 2015 to the present, Mr. Kaiser has also served as a director, secretary and interim CFO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA.  Bravo is in the business of buying and selling casino gaming equipment. The Board reviewed Mr. Kaiser's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert. The Company anticipates that a qualified financial expert will be obtained when the Company's financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)(4)
Merle Ferguson President, CEO and Director	2019 2020	$-0- $-0-	$-0- $118,500,000 (3)	$-0- $118,500,000
Richard Kaiser CFO,Secretary and Director	2019 2020	$-0- $-0-	$-0- $39,500,000 (4)	$-0- $39,500,000

(1) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2) Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser. Under the terms of those employment agreements Mr. Ferguson is owed $223,495 and Mr. Kaiser is owed $104,023 through the year-ended December 31, 2020. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of those payments.

(3) On March 31, 2020, 1,500,000 Series 'A' Preferred shares were issued to Mr. Ferguson as a signing bonus to enter into his employment agreement with the Company. The imputed value of $118,500,000 of the Series 'A' Preferred shares issued was based on share-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 - Compensation - Stock Compensation, as set forth in Note 6 to our consolidated financial statements in Item 8. Series 'A' Preferred stock, none of which is outstanding at this time, has the following characteristics: (1) it can be converted into 100 shares of common stock; (2) it has dividend rights at 100 times common, and (3) it has voting rights equal to 100 shares of common stock. On December 4, 2020, Mr. Ferguson returned these 1,500,000 shares of Series 'A' Preferred to be retired. In exchange, the Company issued to Mr. Ferguson 11,000,000 common shares. The Series 'A' Preferred shares of stock do not trade on a stock exchange and therefore are illiquid. Furthermore, the common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

(4) On March 31, 2020, 500,000 Series 'A' Preferred shares were issued to Mr. Kaiser as a signing bonus to enter into his employment agreement with the Company. The imputed value of $39,500,000 of the Series 'A' Preferred shares issued was based on share-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 - Compensation - Stock Compensation, as set forth in Note 6 to our consolidated financial statements in Item 8. Series 'A' Preferred stock, none of which is outstanding at this time, has the following characteristics: (1) it can be converted into 100 shares of common stock; (2) it has dividend rights at 100 times common, and (3) it has voting rights equal to 100 shares of common stock. On December 4, 2020, Mr. Kaiser returned these 500,000 shares of Series 'A' Preferred to be retired. In exchange, the Company issued 3,000,000 common shares to Mr. Kaiser. The Series 'A' Preferred shares do not trade on a stock exchange and therefore are illiquid. Furthermore, the common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

Employment Agreements

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company's Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement. Subsequently, on December 04, 2020, Mr. Merle Ferguson returned these Preferred Series 'A' shares and they were cancelled by the Board in exchange for 11,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that Mr. Ferguson had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act.

On March 31, 2020, the Board of Directors approved the employment agreement of Mr. Richard Kaiser as the Company's Director, CFO, and Secretary. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as Chief Financial Officer shall receive a fee of One Hundred Thirty Five Thousand Dollars US ($135,000) per year for five (5) years of services rendered with a start date of March 25, 2020; payable in registered shares or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Kaiser was issued Five Hundred Thousand (500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement. Subsequently, on December 04, 2020, Mr. Richard Kaiser returned these Series 'A' Preferred shares and they were cancelled by the Board in exchange for 3,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that he had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act.

Stock Options

The Company had no stock options outstanding at December 31, 2020.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2019 and 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2020, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	15,000,000 (2)	51.24%
Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	5,088,000 (3)	17.35%

Susan Donohue	4,000,000 (4)	13.66%
1239 Artic Street Antigo, WI 54409
All Officers and Directors as a Group (2 persons)	20,088,000	68.59%

(1) Applicable percentage ownership is based on 24,088,000 shares outstanding as of December 31, 2020, this reflects the post-split amounts based on the reverse stock split of 1 for 5 effective on February 28, 2020. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2020.

(2) Mr. Ferguson owns directly 15,000,000 shares of common stock.

(3) Mr. Kaiser owns directly 5,050,000 shares of common stock and he owns indirectly 38,000 shares beneficially through his Company, Yes International, Inc.

(4) Ms. Donohue owns her 4,000,000 shares beneficially indirectly through her wholly owned companies, TJJR Enterprises, Inc. and Trade Exchange International, Inc.

RECENT SALES OF UNREGISTERED SECURITIES.

2019 Unregistered Securities

In January 2019, the Company issued 925 restricted shares of common stock at $4.40 per share based on the closing price of the Company's shares on January 18, 2019. The issuance was in exchange for product payment of the Company's "BioEclipse" Supplement and was recorded as an accounts payable in the amount of $4,080 ( See Note 6 to Financial Statements and exhibit 10.1).*

In May 2019, the Company issued 616 restricted shares of common stock at $1.35 per share based on the closing price of the Company's shares on May 17, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was recorded as an account payable in the amount of $4,160(See Note 6 to Financial Statements).*

In July 2019, the Company issued 2,865 restricted shares of common stock at $0.875 per share based on the closing price of the Company's shares on July 22, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was recorded as an account payable in the amount of $4,540 (See Note 6 to Financial Statements).*

In November 2019, the Company issued 4,464 restricted shares of common stock at $0.65 per share based on the closing price of the Company's shares on November 13, 2019. The issuance was for product payment of the Company's "BioEclipse" Supplement and was recorded as an account payable in the amount of $4,240 (See Note6 to Financial Statements).*

2020 Unregistered Securities

On February 20, 2020 the Company issued 1,168 restricted shares of common stock at $1.2495 per share based on the closing price of the Company's shares on February 20, 2020. The issuance was for product payment of the Company's "BioEclipse" Supplement and was record as stock payable in the amount of $1,339 (See Note 6).*

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company's Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations under that agreement, Mr. Ferguson shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years with a start date of March 23, 2020. The compensation may be paid in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement. Subsequently, the Preferred 'A' Shares were returned to the Company for cancellation in exchange for 11,000,000 common shares.

On March 31, 2020, the Board of Directors approved the employment agreement of Mr. Richard Kaiser as the Company's Director, CFO, and Secretary. In consideration of the execution of the Agreement, and the performance of his obligations under that agreement, as Mr. Kaiser shall receive a fee of One Hundred Thirty Five Thousand Dollars US ($135,000) per year for five (5) years with a start date of March 25, 2020. The compensation may be paid in registered shares or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Kaiser was issued Five Hundred Thousand (500,000) Preferred 'A' Shares, par value $0.001, as a one- time signing bonus per this employment agreement. Subsequently, the Preferred 'A' Shares were returned to the Company for cancellation in exchange for 3,000,000 common shares.

*The shares outstanding have been adjusted for the reverse split of 1 for 5 common shares effective February 28, 2020. All fractional share amounts after the split were rounded up to next whole share.

All securities issuances described above are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk on investment in the Company. the new shareholders are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark "stop transfer" on its ledger regarding these shares.

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, the Company's CEO, President and Chairman paid $62,726 in 2020 and in 2019 he paid $43,136 of the Company's expenses. Mr. Richard Kaiser, the Company's CFO and Director paid $4,440 of the Company's expenses in 2020 and $4,750 of the Company's expenses in 2019.

Mr. Merle Ferguson and Mr. Richard Kaiser are Board of Directors and Officers of the Company's wholly-owned subsidiary, Bioforce Nanosciences Holdings, Inc., a Wyoming corporation.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2020 was $24,000 and for the year ended December 31, 2019 was $24,000.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2020 and 2019.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2020 and 2019, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements  F-1- F-9

(b) Index to Exhibits.

Exhibit No.     Description of Exhibit

3.1 Certificate of Incorporation (1)

3.2 Amended Articles of Incorporation (1)

3.3 Bylaws (1)

4.1 Specimen Certificate of Common Stock (1)

10.1 Employment Agreement – Merle Ferguson (1)

10.2 Employment Agreement - Kaiser (1)

10.3 Consulting Contract RSDL Enterprises-March 16, 2020 (1)

10.4 Supplier Agreement (Previously filed as Exhibit 10.1 Form 10/A) (1)

10.5 Consulting Contract RSDL Enterprises-May 25, 2020 (1)

31.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.(2)

31.2 Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002. (2)

32.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002. (2)

32.2 Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.(2)

101 Interactive Financial Data XBRL Extensions.(2)

(1) Previously filed

(2) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Date: February 16, 2021

By: /s/ Merle Ferguson

Merle Ferguson, Chief Executive Officer and Chairman

By: /s/ Richard Kaiser

Richard Kaiser, Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDAIRY

FINANCIAL REPORTS
AT
DECEMBER 31, 2020

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Bioforce Nanosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioforce Nanosciences Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of its internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Share-based compensation

As discussed in Note 6 to the financial statements, on March 31, 2020, the Company issued two million shares of Series A preferred stock as compensation for their two board members. The preferred shares were valued at $158 million based on the market price of the Company’s common stock of $0.79 on the measurement date, given such preferred stock can be converted into 100 shares of common stock, and has dividend and voting rights as through converted into common stock.

Auditing management’s calculation of fair value for the restricted preferred stock can be a significant judgment, given the fact that the Company’s common stock is a thinly traded security listed on the U.S. OTC Market.

To evaluate the appropriateness and accuracy of the fair value determined by management, we examined the closing price on the date of issuance and the preceding weekly and monthly average closing prices, as discussed in the SEC Staff Accounting Bulletin No. 107. We also reviewed the underlying accounting codifications for this accounting treatment applied by management. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 6 to the financial statements.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

February 16, 2021

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS (Express in U.S. Dollars, except for the number of shares or otherwise stated)

December 31,	2020	2019

ASSETS
Current Assets
Cash	$ 39,865	$ 52,895
Prepaid Expenses	—	6,000

Total Current Assets	39,865	58,895

Total Assets	$ 39,865	$ 58,895

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 5,090	$ 10,248
Accrued Board of Directors Compensation	327,517	—
Due to Related Parties	67,166	—
Stock Payable	—	1,339

Total Current Liabilities	399,773	11,587

Total Liabilities	399,773	11,587

Stockholders' (Deficit) Equity
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
29,271,755 and 15,270,588 Issued and Outstanding, Respectively	29,272	15,271
Additional Paid-In-Capital	158,781,127	793,789
Accumulated Deficit	(159,170,307)	(761,752)

Total Stockholders' (Deficit) Equity	(359,908)	47,308

Total Liabilities and Stockholders' (Deficit) Equity	$ 39,865	$ 58,895

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (Express in U.S. Dollars, except for the number of shares or otherwise stated)

Years Ended December 31	2020	2019

Sales	$ —	$ 17,775

Cost of Sales	—	13,415

Gross Profit	—	4,360

Operating Expenses
Board of Directors Compensation	158,327,517	—
General and Administrative	81,038	50,898

Total Expenses	158,408,555	50,898

Net Loss	$(158,408,555)	$ (46,538)

Weighted Average Number of Common Shares - Basic and Diluted
	16,304,367	15,264,706
Net Loss Per Common Shares - Basic and Diluted	$ (9.72)	$ (0.00)

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Express in U.S. Dollars, except for the number of shares or otherwise stated)

For the Years Ended December 31,	2020	2019

Cash Flows from Operating Activities

Net Loss	$ (158,408,555)	$ (46,538)

Non-Cash Adjustments:
Common Stock Issued for Product Payment	—	16,156
Common and Preferred Stock Issued for Current Year Board of Directors Compensation	158,000,000	—
Changes in Assets and Liabilities:
Accounts Receivable	—	5,735
Prepaid Expenses	6,000	(6,000)
Accounts Payable and Accrued Expenses	(5,158)	4,925
Accrued Board of Directors Compensation	327,517	—
Stock Payable	—	1,339

Net Cash Flows Used In Operating Activities	(80,196)	(24,383)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Related Parties	67,166	—
Capital Contributions from Directors	—	47,886

Net Cash Flows Provided by Financing Activities	67,166	47,886

Net Change in Cash	(13,030)	23,503

Cash - Beginning of Year	52,895	29,392

Cash - End of Year	$ 39,865	$ 52,895

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Stock Payable	$ 1,339	$ —

 The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY (Express in U.S. Dollars, except for the number of shares or otherwise stated)

	Common Stock		Preferred Stock - A		Additional		Total
	$0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance - January 1, 2019	15,261,718	$ 15,262	—	—	$ 729,756	$ (715,214)	$ 29,804
;
Capital Contributions - Directors	—	—	—	—	47,886	—	47,886

Common Stock Issued for Product Payment	8,870	9	—	—	16,147	—	16,156

Net Loss	—	—	—	—	—	(46,538)	(46,538)

Balance - December 31, 2019	15,270,588	15,271	—	—	793,789	(761,752)	47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	—	—	1,338	—	1,339

Preferred Shares Issued for Services	—	—	2,000,000	2,000	157,998,000	—	158,000,000

Retirement of Preferred Shares in Exchange for Common Shares	14,000,000	14,000	(2,000,000)	(2,000)	(12,000)		—

Net Loss	—	—	—	—		(158,408,555)	(158,408,555)

Balance - December 31, 2020	29,271,755	$ 29,272	—	—	$ 158,781,127	$(159,170,307)	$ (359,908)

 The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. (“BioForce”), a Delaware corporation, and changed the corporate name at that time. On May 6, 2020, the Company purchased 100,000 shares of Element Acquisition Corporation for $1,000 which then became a wholly owned subsidiary. The Company on October 15, 2020 changed the name of its wholly-owned subsidiary Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. The Company's mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Bioforce Nanosciences Holdings, Inc., and its wholly owned subsidiary, Bioforce Nanosciences Holdings, Inc., a Wyoming corporation, (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable and accrued liabilities approximate fair value given their short-term nature or effective interest rates.

Revenue Recognition

The Company implemented ASC 606, Revenue from Contracts with Customers. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

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

NOTE 4 – Going Concern

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations, and has net current liabilities and an accumulated deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

While the Company is attempting to continue operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  Management believes that the actions presently being taken to further implement the Company's business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues. During 2020 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company's Director, Secretary and CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the years ended December 31, 2020 and 2019, two board of directors paid all expenses of the Company in the amount of $67,166 and $47,886, respectively.  Due to related parties was $67,166 at December 31, 2020.  The amount paid during the year ended December 31, 2019 was not to be reimbursed therefore, additional paid in capital was increased by $47,886, for the year then ended.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2020 and 2019 there were -0- Series A Preferred shares issued and outstanding. On March 31, 2020, 2,000,000 shares were issued to two of the board of directors for compensation in the amount of $158,000,000.   The fair value of the shares issued was based on the market price of the Company's common stock of $0.79 on the measurement date, multiplied by the conversion rate to common. On December 4, 2020, the two board of directors returned these 2,000,000 shares to be retired. In exchange the Company issued 14,000,000 common shares.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  The reverse has been retrospectively accounted for at January 1, 2019 in the statements of changes in stockholders' equity.  At December 31, 2020 and 2019 there were 29,271,755 and 15,270,588 shares issued and outstanding, respectively.

During the year ended December 31, 2020, the Company issued 1,167 shares of common stock in exchange for product payment that was recorded in stock payable in the amount of $1,339 at December 31, 2019.  The fair value of the shares issued was based on the market price of the Company's common stock on the measurement date.

During the year ended December 31, 2019, the Company issued 8,870 shares of common stock in exchange for product payment that was recorded in accounts payable in the amount of $16,156.  The fair value of the shares issued was based on the market price of the Company's common stock on the measurement date.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – Risks and Uncertainties

For the year ended December 31, 2019 the Company's sales were with one (1) customer and amounted to $17,775.  For the year ended December 31, 2019, the Company's purchases were with one (1) vendor and amounted to $13,415.

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