Form 10-Q
period 2021-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2021-04-27
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At April 26, 2021 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share post split one-for-five (1-for-5) reverse stock-split which became effective on February 28, 2020.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2021

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	2021	2020
ASSETS
Current Assets
Cash	$ 31,835	$ 39,865
Prepaid Expenses	120	-

Total Current Assets	31,955	39,865

Total Assets	$ 31,955	$ 39,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$ 12,193	$ 5,090
Accrued Board of Directors Compensation	433,267	327,517
Due to Related Parties	91,482	67,166
Stock Payable	-	-

Total Current Liabilities	536,942	399,773

Total Liabilities	536,942	399,773

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,127	158,781,127
Accumulated Deficit	(159,315,386)	(159,170,307)

Total Stockholders' Deficit	(504,987)	(359,908)

Total Liabilities and Stockholders' Deficit	$ 31,955	$ 39,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31	2021	2020

Sales	$ -	$ -

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	105,750	158,009,690
General and Administrative	39,329	31,668

Total Expenses	145,079	158,041,358

Net Loss for the Period	$ (145,079)	$(158,041,358)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,756	15,271,047

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (0.00)	$ (10.35)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2021	2020
Cash Flows from Operating Activities

Net Loss for the Period	$ (145,079)	$(158,041,358)

Non-Cash Adjustments:
Common and Preferred Stock Issued for Current Year Board of Directors Compensation	-	158,000,000

Changes in Assets and Liabilities:
Prepaid Expenses	(120)	1,500
Accounts Payable and Accrued Expenses	7,103	(9,466)
Accrued Board of Directors Compensation	105,750	9,690

Net Cash Flows Used In Operating Activities	(32,346)	(39,634)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	24,316	33,604

Net Cash Flows Provided by Financing Activities	24,316	33,604

Net Change in Cash	(8,030)	(6,030)

Cash - Beginning of Period	39,865	52,895

Cash - End of Period	$ 31,835	$ 46,865

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Stock Payable	$ -	$ 1,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 - UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	15,270,588	$ 15,271	-	$ -	$ 793,789	$ (761,752)	$ 47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	-	-	1,338	-	1,339

Preferred Shares Issued for Services	-	-	2,000,000	2,000	157,998,000	-	158,000,000

Net Loss for the Period	-	-	-	-	-	(158,041,358)	(158,041,358)

Balance - March 31, 2020	15,271,755	$ 15,272	2,000,000	$ 2,000	$ 158,793,127	$(158,803,110)	$ 7,289

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2021	29,271,755	$ 29,272	-	$ -	$ 158,781,127	$(159,170,307)	$ (359,908)

Net Loss for the Period	-	-	-	-	-	(145,079)	(145,079)

Balance - March 31, 2021	29,271,755	$ 29,272	-	$ -	$ 158,781,127	$(159,315,386)	$ (504,987)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2020 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

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

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations and has net current liabilities and an accumulated deficit.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2021 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the three months ended March 31, 2021 and 2020, two board of directors paid expenses of the Company in the amount of $24,316 and $33,604, respectively.  Due to related parties was $91,482 and $67,166 at March 31, 2021 and December 31, 2020, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2020 and 2019 there were -0- Series A Preferred shares issued and outstanding. On March 31, 2020, the Company issued two million shares of Series A preferred stock as compensation for their two board members. The preferred shares were valued at $158million based on the market price of the Company’s common stock of $0.79 on the measurement date, given such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock.  On December 4, 2020, the two board of directors returned these 2,000,000 shares to be retired. In exchange the Company issued 14,000,000 common shares. No Series A Preferred shares are issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  The reverse has been retrospectively accounted for at January 1, 2019 in the statements of changes in stockholders’ equity.  At March 31, 2021 and December 31, 2020 there were 29,271,755 shares issued and outstanding, respectively.

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

Covid-19 Pandemic

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2021 and 2020 Statements

The sales revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2021 and for the three months ended March 31, 2020 were $-0- and $-0-, respectively. During the three months ended March 31, 2021, the Company received no orders, -0- units of its Bioforce Eclipse supplement product, and for the same period ending March 31, 2020 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March, 31, 2021 was $-0- and the Cost of Goods Sold for the three months ended March 31, 2020 was $-0-.

Gross Margins for the three months ended March 31, 2021 was 0% from the sale of -0- units of the BioForce Eclipse supplement product, and during the same period in March 31, 2020 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended March 31, 2021 was $-0- and for the three months March 31, 2020 was $-0-.

Operating expenses for three months ended March 31, 2021, totaled $145,079 from Board of Director compensation and General and Administrative Expenses, compared to $$158,041,358 for the three months ended March 31, 2020. The decrease during the three months ending March 31, 2021 was attributed to a decrease in Board of Director fees compared to the three months ending March 31, 2020 when preferred shares were issued and recognized for the implantation of accounting rules for the handling of equity based compensation.

Net Loss:

Net loss for the three months ended March 31, 2021 and 2020 were $145,079 and $158,041,358, respectively. The decrease during the three months ending March 31, 2021 was greatly attributed in reductions in the Board of Director fees compared to the three months ending March 31, 2020 loss of $158,041,358 which was mostly contributed to the implantation of accounting rules for the handling of equity based compensation on such fees.

Liquidity and Capital Resources:

As of March 31, 2021, the Company’s assets totaled $31,955, which consisted of both cash and prepaid expenses. Our total liabilities were $536,942 from accounts payable and accrued expenses, accrued Board of Directors compensation expenses and amounts due to related parties. As of March 31, 2021, the Company had an accumulated deficit of $159,315,386 and working capital deficit of $504,987.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson's employment contract to advance funds as necessary in meeting the Company's operating requirements.

Cash (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $32,346 and $39,634, respectively. The decrease amount was attributed to decreases in accrued Board of Director fees when compared to the three months ended March 31, 2020,

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both three month periods ended March 31, 2021 and 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities was $24,316 for three months ended March 31, 2021 from proceeds from Related Parties, and was $33,604 for three months ended March 31, 2020. The decreaase amount was attributed to lower amounts of cash infusions by related parties that were used in operational expenses.

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

Reverse Stock Split

We were authorized to issue 900,000,000 shares of our common stock, of which 15,270,588 shares were outstanding taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 231 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred which have voting and conversion rights of 100 common shares, par value $0.001(see Exhibit 3.2); leaving a balance of 90,000,000 "Blank Check" Preferred. There are no Series 'A' Preferred shares issued or outstanding.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2021.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2021:

- The Company has inadequate segregation of duties within its cash disbursement control design.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended March 31, 2021 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: April 27, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer