Form 10-Q
period 2021-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2021-07-29
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 26, 2021 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PAGE
PART I
Item 1.Condensed Consolidated Unaudited Financial Statements	3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2021

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at June 30, 2021- Unaudited and December 31, 2020	4
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 - Unaudited	5
Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2021 and 2020 - Unaudited	6
Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2021 and 2020– Unaudited	7
Notes to the Condensed Consolidated Unaudited Financial Statements	8-10

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$27,305	$39,865
Prepaid Expenses	100	-

Total Current Assets	27,405	39,865

Total Assets	$27,405	$39,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$1,032	$5,090
Accrued Board of Directors Compensation	539,017	327,517
Due to Related Parties	114,658	67,166

Total Current Liabilities	654,707	399,773

Total Liabilities	654,707	399,773

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,127	158,781,127
Accumulated Deficit	(159,437,701)	(159,170,307)

Total Stockholders' Deficit	(627,302)	(359,908)

Total Liabilities and Stockholders' Deficit	$27,405	$39,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,173	211,500	158,114,863
General and Administrative	16,565	21,537	55,894	53,205

Total Expenses	122,315	126,710	267,394	158,168,068

Net Loss for the Period	$(122,315)	$(126,710)	$(267,394)	$(158,168,068)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	15,271,755	29,271,755	15,271,402

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(10.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2021	2020
Cash Flows from Operating Activities

Net Loss for the Period	$(267,394)	$(158,168,068)

Non-Cash Adjustments:
Common and Preferred Stock Issued for Current Year Board of Directors Compensation	-	158,000,000

Changes in Assets and Liabilities:
Prepaid Expenses	(100)	3,047
Accounts Payable and Accrued Expenses	(4,058)	(10,248)
Accrued Board of Directors Compensation	211,500	114,863

Net Cash Flows Used In Operating Activities	(60,052)	(60,406)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	47,492	47,376

Net Cash Flows Provided by Financing Activities	47,492	47,376

Net Change in Cash	(12,560)	(13,030)

Cash - Beginning of Period	39,865	52,895

Cash - End of Period	$27,305	$39,865

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Stock Payable	$-	$1,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 - UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - April 1, 2020	15,271,755	$15,272	2,000,000	$2,000	$158,793,127	$(158,803,110)	$7,289

Net Loss for the Period	-	-	-	-	-	(126,710)	(126,710)

Balance - June 30, 2020	15,271,755	$15,272	2,000,000	$2,000	$158,793,127	$(158,929,820)	$(119,421)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - April 1, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,315,386)	$(504,987)

Net Loss for the Period	-	-	-	-	-	(122,315)	(122,315)

Balance - June 30, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,437,701)	$(627,302)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	15,270,588	$15,271	-	$-	$793,789	$(761,752)	$47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	-	-	1,338	-	1,339

Preferred Shares Issued for Services	-	-	2,000,000	2,000	157,998,000	-	158,000,000

Net Loss for the Period	-	-	-	-	-	(158,168,068)	(158,168,068)

Balance - June 30, 2020	15,271,755	$15,272	2,000,000	$2,000	$158,793,127	$(158,929,820)	$(119,421)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,170,307)	$(359,908)

Net Loss for the Period	-	-	-	-	-	(267,394)	(267,394)

Balance - June 30, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,437,701)	$(627,302)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2020 audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three and six months ended June 30, 2021 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

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

During the six months ended June 30, 2021 and 2020, two board of directors paid expenses of the Company in the amount of $47,492 and $13,772, respectively. Due to related parties was $114,658 and $67,166 at June 30, 2021 and December 31, 2020, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2020 and 2019 there were -0- Series A Preferred shares issued and outstanding. On June 30, 2020, the Company issued two million shares of Series A preferred stock as compensation for their two board members. The preferred shares were valued at $158 million based on the market price of the Company’s common stock of $0.79 on the measurement date, given such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock. On December 4, 2020, the two board of directors returned these 2,000,000 shares to be retired. In exchange the Company issued 14,000,000 common shares.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value. On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At June 30, 2021 and December 31, 2020 there were 29,271,755 shares issued and outstanding, respectively.

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