Form 10-Q/A
period 2021-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2021-07-30
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 29, 2021 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

Explanatory Note:

The amendment No. 1 to FORM 10Q filed on July 29, 2021 is being filed to fix a technological error during the original filing of the iXBRL which had a code error whereas the majority of the Management Discussion, other items, and the exhibit sections where omitted during filing. The amendment here forth corrects the code error, accordingly. No other items have been corrected or changed with this amended filing.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2020 and 2019 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended June 30, 2021and for the three months ended June 30, 2020 were $-0- and $-0-, respectively. During the three months ended June 30, 2021 and 2020 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended June 30, 2020 and 2021 was $-0- .

Gross Margins for the three months ended June 30, 2020 and 2021 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended June 30, 2020 and 2021 was $-0- .

Operating expenses for three months ended June 30, 2021, totaled $122,315 from Board of Director compensation and General and Administrative Expenses, compared to $126.710 for the three months ended June 30, 2021. This decrease in June 30, 2021 compared to the same period ended June 30, 2020 was attributed to lower expenses from professional services rendered.

Six Months – June 30, 2021 and 2020 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the six months ended June 30, 2021 and 2020 were $-0-, Company sold no units of its Bioforce Eclipse" vitamin supplement.

The Cost of Sales for the six months ended June 30, 2021 and 2020 were $-0-.

Gross Margins for the six months ended June 30, 2021 and 2020 were 0% from the sale of -0- units of the “BioForce Eclipse” supplement product.

Gross Profit for the six months ended June 30, 2021and 2020 were $-0-.

Operating expenses for six months ended June 30, 2021, totaled $267,395 for Board of Director Compensation and General and Administrative Expenses, compared to $158,168,068 for the six months ended June 30, 2020. This decrease during the same six month period ended June 30, 2021 was attributed to a decrease in Board of Director fees compared to the six months ended June 30, 2020 when preferred shares were issued and recognized for the implementation of the accounting rules for the handling of equity based compensation.

Net Loss:

Net loss for the three month ended June 30, 2021 and 2020 were $122,315 and $126,710 , respectively. Net loss for the six month ended June 30, 2021 and 2020 were $267,394 and $158,168,068, respectively.

Liquidity and Capital Resources:

As of June 30, 2021, the Company’s assets totaled $27,405, which consisted of cash and prepaid expenses. Our total liabilities were $654,707 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of June 30, 2021, the Company had an accumulated deficit of $159,437,701 and working capital deficit $627,302.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 were $60,052 and $60,406, respectively. The decrease amount was attributed to General and Administrative cost that were used in operational and professional fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six month periods ended June 30, 2021 and 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities was $47,492 for six month ended June 30, 2021 from proceeds from Related Parties, and was $47,376 for six month ended June 30, 2020 from proceeds from Related Parties .

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2021.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2021:

- The Company has inadequate segregation of duties within its cash disbursement control design.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Quarter ended June 30, 2021 to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 16, 2021, the Company entered into a consulting agreement with Mr. Aldo Dalla-Vecchia of RSDL Enterprises to provide general consulting services to BFNH's management team. The agreement was for two months, ending June 16, 2021, for a total cash consideration of $4,500, $2,250 per month (See Exhibit 10.1)

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.     Description of Exhibit

3.1 Certificate of Incorporation*

3.2 Amended Articles of Certificate of Incorporation (previously filed at Exhibit 3.1 on DEF 14C-Definative Information Statement )*

3.3 Bylaws (previously filed as Exhibit 3.2 on FORM 10)*

10.1 Consulting Contract RSDL Enterprises-April 16, 2021+

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: July 30, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer