Form 10-Q
period 2021-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2021-10-28
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At October 25, 2021 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PAGE
PART I
Item 1.Condensed Consolidated Unaudited Financial Statements	3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2021

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at September 30, 2021- Unaudited and December 31, 2020	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 - Unaudited	5
Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2021 and 2020 - Unaudited	6
Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020 - Unaudited	7
Notes to the Condensed Consolidated Unaudited Financial Statements	8-10

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$27,305	$39,865
Prepaid Expenses	70	-

Total Current Assets	27,375	39,865

Total Assets	$27,375	$39,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$435	$5,090
Accrued Board of Directors Compensation	644,767	327,517
Due to Related Parties	123,335	67,166

Total Current Liabilities	768,537	399,773

Total Liabilities	768,537	399,773

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,127	158,781,127
Accumulated Deficit	(159,551,561)	(159,170,307)

Total Stockholders' Deficit	(741,162)	(359,908)

Total Liabilities and Stockholders' Deficit	$27,375	$39,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	105,750	106,327	317,250	158,221,190
General and Administrative	8,110	11,595	64,004	64,800

Total Expenses	113,860	117,922	381,254	158,285,990

Net Loss for the Period	$(113,860)	$(117,922)	$(381,254)	$(158,285,990)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	15,271,756	29,271,755	15,271,521

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(10.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2021	2020
Cash Flows from Operating Activities

Net Loss for the Period	$(381,254)	$(158,285,990)

Non-Cash Adjustments:
Common and Preferred Stock Issued for Current Year Board of Directors Compensation	-	158,000,000

Changes in Assets and Liabilities:
Prepaid Expenses	(70)	6,000
Accounts Payable and Accrued Expenses	(4,655)	(10,248)
Accrued Board of Directors Compensation	317,250	221,190

Net Cash Flows Used In Operating Activities	(68,729)	(69,048)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	56,169	56,018

Net Cash Flows Provided by Financing Activities	56,169	56,018

Net Change in Cash	(12,560)	(13,030)

Cash - Beginning of Period	39,865	52,895

Cash - End of Period	$27,305	$39,865

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Stock Payable	$-	$1,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 - UNAUDITED

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2020	15,271,755	$15,272	2,000,000	$2,000	$158,793,127	$(158,929,820)	$(119,421)

Net Loss for the Period	-	-	-	-	-	(117,922)	(117,922)

Balance - September 30, 2020	15,271,755	$15,272	2,000,000	$2,000	$158,793,127	$(159,047,742)	$(237,343)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 1, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,437,701)	$(627,302)

Net Loss for the Period	-	-	-	-	-	(113,860)	(113,860)

Balance - September 30, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,551,561)	$(741,162)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	15,270,588	$15,271	-	$-	$793,789	$(761,752)	$47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	-	-	1,338	-	1,339

Preferred Shares Issued for Services	-	-	2,000,000	2,000	157,998,000	-	158,000,000

Net Loss for the Period	-	-	-	-	-	(158,285,990)	(158,285,990)

Balance - September 30, 2020	15,271,755	$15,272	2,000,000	$2,000	$158,793,127	$(159,047,742)	$(237,343)

	Common Stock		Preferred Stock - A		Additional		Total
	$ 0.001 Par		$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,170,307)	$(359,908)

Net Loss for the Period	-	-	-	-	-	(381,254)	(381,254)

Balance - September 30, 2021	29,271,755	$29,272	-	$-	$158,781,127	$(159,551,561)	$(741,162)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2020 audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three and nine months ended September 30, 2021 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

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

During the nine months ended September 30, 2021 and 2020, two board of directors paid expenses of the Company in the amount of $56,170 and $56,018, respectively. Due to related parties was $123,335 and $67,166 at September 30, 2021 and December 31, 2020, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2020 and 2019 there were -0- Series A Preferred shares issued and outstanding. On September 30, 2020, the Company issued two million shares of Series A preferred stock as compensation for their two board members. The preferred shares were valued at $158 million based on the market price of the Company’s common stock of $0.79 on the measurement date, given such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock. On December 4, 2020, the two board of directors returned these 2,000,000 shares to be retired. In exchange the Company issued 14,000,000 common shares.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value. On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At September 30, 2021 and December 31, 2020 there were 29,271,755 shares issued and outstanding, respectively.

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

        ·the Covid-19 Pandemic.

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project or projected”, or similar expressions are intended to identify “forward-looking statements”. Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Covid-19 Pandemic

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the company’s operations which could have a material adverse effect on the company’s current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the company’s prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, once it begins to implement its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

The Company on October 15, 2020 changed the name of its wholly-owned subsidiary Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc., a Wyoming corporation. Management intends to redomicile BioForce Nanosciences Holdings, Inc., a Nevada corporation, into a Wyoming corporation using its wholly-owned BioForce Nanosciences Holdings, Inc., a Wyoming corporation as the entity for the redomicile corporate action.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.bioforceeclipse.com, shall not constitute part of this report.

Current Directors

The following persons were elected to the board of directors to serve until the next annual meeting or until their replacement is elected:

Merle Ferguson	Director
Richard Kaiser	Director

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 31,, 2021 and 2020 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended September 30, 2021 and for the three months ended September 30, 2020 were $-0- and $-0-, respectively. During the three months ended September 30, 2021 and 2021 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended September 30, 2020 and 2021 was $-0- .

Gross Margins for the three months ended September 30, 2020 and 2021 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended September 30, 2020 and 2021 was $-0- .

Operating expenses for three months ended September 30, 2021, totaled $113,860 from Board of Director compensation and General and Administrative Expenses, compared to $117,922 for the three months ended September 30, 2020. This decrease in September 30, 2021 compared to the same period ended September 30, 2020 was attributed to lower expenses from professional services rendered.

Nine Months – September 30, 2021 and 2020 Statements

The Sales Revenue from the Company’s “BioForce Eclipse” vitamin supplement for the nine months ended September 30, 2021 and 2020 were $-0-, Company sold no units of its Bioforce Eclipse” vitamin supplement.

The Cost of Sales for the nine months ended September 30, 2021 and 2020 were $-0-.

Gross Margins for the nine months ended September 30, 2021 and 2020 were 0% from the sale of -0- units of the “BioForce Eclipse” supplement product.

Gross Profit for the nine months ended September 30, 2021and 2020 were $-0-.

Operating expenses for nine months ended September 30, 2021, totaled $381,254 for Board of Director Compensation and General and Administrative Expenses, compared to $158,285,990 for the nine months ended September 30, 2020. This decrease during the same nine month period ended September 30, 2021 was attributed to a decrease in Board of Director fees compared to the nine months ended September 30, 2020 when preferred shares were issued and recognized for the implementation of the accounting rules for the handling of equity based compensation.

Net Loss:

Net loss for the three month ended September 30, 2021 and 2020 were $113,860 and $117,002 , respectively. Net loss for the nine month ended September 30, 2021 and 2020 were $381,254 and $158,285,990, respectively.

Liquidity and Capital Resources:

As of Septermber 30, 2021, the Company’s assets totaled $27,375, which consisted of cash and prepaid expenses. Our total liabilities were $768,537 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of September 30, 2021, the Company had an accumulated deficit of $159,551,561 and working capital deficit $741,162.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson’s employment contract to advance funds as necessary in meeting the Company’s operating requirements.

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended Septermber 30, 2021 and 2020 were $68,729 and $69,048, respectively. The decrease amount was attributed to General and Administrative cost that were used in operational and professional fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the nine month periods ended September 30, 2021 and 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities was $56,169 for nine month ended September 30, 2021 from proceeds from Related Parties, and was $56,018 for nine month ended September 30, 2020 from proceeds from Related Parties.

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

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

Reverse Stock Split

We were authorized to issue 900,000,000 shares of our common stock, of which 15,270,588 shares were outstanding taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 230 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series ‘A’ Preferred which have voting and conversion rights of 100 common shares, par value $0.001(see Exhibit 3.2); leaving a balance of 90,000,000 “Blank Check” Preferred. There are no Series ‘A’ Preferred shares issued or outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

Our management, with the participation of our (principal executive officer, and our principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on this evaluation, our management has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer, our principal accounting officer and our principal financial officer), to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedure over our disclosures.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our principal executive officer and our principal accounting officer, an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2021, our Company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, some companies have canceled conferences and travel plans and are requiring employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and interfere with the pursuit of our business plan. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

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

None

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: October 28, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Acting Chief Financial Officer