Form 10-K
period 2021-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2022-02-11
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BIOFORCE NANOSCIENCES HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	000-51074	74-3078125
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
2020 General Booth Blvd.
Suite 230
Virginia Beach, VA 23454
(Address of principal executive offices)

Registrant's telephone number: (757) 306-6090

Registrant's fax number: (757) 306-6092

______________________________________

Richard W. Jones, Esq.

Jones & Haley, P.C.

750 Hammond Drive, Building 12-100

Atlanta, Georgia 30328

(770) 804-0500

www.corplaw.net

Securities registered under Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act: Common Stock par value $0.001

-i-

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 5,183,755 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $1.58 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2021) was approximately $8,190,333.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At February 11, 2022 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

-ii-

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

The Company plans to offer its products for direct sales on its website at www.bioforceeclipse.com.

The approximate $33.0 billion vitamin and supplement manufacturing industry grew on average 2.5% annually between 2012 and 2021.

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

The Company had no customer during its 2020 and 2021 fiscal years. Customers are not required to purchase the product in the future and the Company's marketing plan is to broaden the Company's customer base.

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

The Company in May 2020 formed a wholly-owned subsidiary, Element Acquisition Corporation, a Wyoming corporation, with unlimited common shares authorized, par value $0.001. Element Acquisition Corporation was formed to pursue potential acquisitions in the media, entertainment, media technology and sports sectors. The Company on October 15, 2020 changed the name of its wholly-owned subsidiary Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. On December 14, 2021, the Company changed the name of its wholly-owned subsidiary to Element Global, Inc.

Figure 1- product labels

Wholly-owned Subsidiary

On May 18, 2020, BioForce NanoSciences Holdings Inc. formed a wholly owned subsidiary, Element Acquisition Corporation, a Wyoming corporation, with unlimited shares authorized, and par value $0.001. Mr. Merle Ferguson and Mr. Richard Kaiser are Board of Directors of Element Acquisition Corporation.

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

On December 14, 2021, the Company changed the name of its wholly-owned subsidiary, BioForce Nanosciences Holdings, Inc., a Wyoming corporation, to its new name, Element Global, Inc.

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

Memorandum of Understanding ("MOU")

June 02, 2021, Bioforce Nanosciences Holdings, Inc. entered into another Memorandum of Understanding (MOU) with Element Global, Inc. (ELGL), a Utah Corporation. This MOU contemplates a proposed transaction between the entities that provides for BFNH to acquire all of the assets controlled by ELGL. The closing of the transaction is subject to due diligence and the execution of a definitive agreement.

Officer Appointments

On November 29, 2021, the Board of Directors (the “Board”) of BioForce Nanosciences Holdings, Inc. (the “Company”) appointed both Mr. Steve Gagnon and Mr. John LaViolette as Co-Chief Executive Officers (Co-CEOs), effective November 30, 2021. In addition, on November 29, 2021, the Board of Directors of BioForce Nanosciences Holdings, Inc. appointed Sasha Shapiro as President, effective November 30, 2021. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. There were no disagreements, no arguments, no conflicts and no disputes with the Company’s officers, directors, auditors, and other professional service providers on his decision to step down as CEO and President.

The FDA has rules regarding the fitness for consumption of foods as well as vitamins and supplements sold to the public, and those laws apply to our product.  However, our product does not require pre-clearance like a drug in order to be sold into the marketplace.  These rules could change, however.

Employees

The Company has two full time employees, Mr. Merle Ferguson, its Chairman, and Mr. Richard Kaiser, its CFO and Secretary.

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

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2021 and 2020.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2020 Quarter Ended:
March 31, 2020	$0.79	$0.79
June 30, 2020	$2.00	$1.70
September 30, 2020	$1.25	$1.25
December 31, 2020	$0.44	$0.28

2021 Quarter Ended:
March 31, 2021	$0.90	$0.90
June 30, 2021	$1.665	$1.58
September 30, 2021	$1.45	$0.76
December 31, 2021	$1.20	$1.20

As of December 31, 2021, we were authorized to issue 900,000,000 shares of our common stock, of which 29,271,755 shares were outstanding, taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 230 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Going Concern

On December 31, 2021, we had total assets of $11,145 and total liabilities of $873,008. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2021, BioForce had an accumulated deficit of $159,672,262, which included a net loss of $501,955 reported for the year ended December 31, 2021. Also, during the year ended December 31 2021, we used net cash of $77,772 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our ability to continue as a going concern is dependent upon our capability to raise additional funds and to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020.

Revenues for the Company's year ended December 31, 2021 and December 31, 2020 totaled $-0- from the sales of its vitamin supplements.

Cost of Goods Sold for the year ended December 31, 2021 and December 31, 2020 totaled $-0- .. Company had -0- unit sales of the "BioForce Eclipse" supplement product  in 2021 and 2020.

Gross margins for year ended December 2021 and 2020 was $-0- due to -0- units sold of the "BioForce Eclipse" supplement product.

Gross profit for the year ended December 31, 2021 and 2020 was $-0- due to -0- sales of the Company's vitamin supplements.

General and Administrative expenses for the year ended December 31, 2021 totaled $78,955 compared to $81,038 for December 31, 2020, primarily due to decreases in professional service fees.

Net Loss

Net loss for the years ended December 31, 2021 and 2020 were $501,955 and $158,408,555, respectively. The increase in loss was due to decreases in equity based compensation to the Company's two Board Members

Liquidity and Capital Resources:

As of December 31, 2021, our assets totaled $11,145, which consisted of $11,105 in cash and $40 in Prepaid Expenses. The Company's total liabilities were $873,008, which consisted of accounts payable and accrued expenses, accrued board of directors compensation and amounts due to related parties. As of December 31, 2021, the Company had an accumulated deficit of $159,672,262 and working capital deficit of $861,863.

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

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2021, and 2020.

Cash from Financing Activities

Net cash provided by financing activities was $49,012 for year ended December 31, 2021, and was $67,166 for year ended December 31, 2020.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2021.

Evaluation of Internal Control over Financial Reporting

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the year ended December 31, 2021, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	74	CEO/President/Treasurer/Director
Richard Kaiser	57	CFO/Secretary/Director
Steve Gagnon	60	Co-CEO
John LaViolette	60	Co-CEO
Sasha Shapiro	59	President

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades under the symbol PRED. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services. The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock Holdings, Inc, ("Gold Rock"), located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires.  Gold Rock Holdings, Inc. is a stock that is traded on the over-the-counter market. As of November 2018, Mr. Ferguson has also served as a Chairman and CEO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA.  Bravo is in the business of buying and selling casino gaming equipment. The Board reviewed Mr. Ferguson's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

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

On November 29, 2021, the Board of Directors (the “Board”) of BioForce Nanosciences Holdings, Inc. (the “Company”) appointed Steven Gagnon as its Co-CEO, effective November 30, 2021. Steve Gagnon is the Co-Founder and Co-CEO of Element International Inc., and is Director, Co-CEO and COO of Element Global, Inc. The stock of Element Global trades on the OTC Markets Pink, no information expert market. Mr. Gagnon has a 20-year history in media in the financing and production of film, television and music videos. Mr. Gagnon served as President of the sports group of Madison Sports and Entertainment Group, Inc., and worked as a supervisor in the offshore oil and construction industry for International Underwater Contractors. The Board reviewed Mr. Gagnon's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

On November 29, 2021, the Board of Directors (the “Board”) of BioForce Nanosciences Holdings, Inc. (the “Company”) appointed John LaViolette as its Co-CEO, effective, November 30, 3020. John LaVioletter is the Co-Founder and Co-CEO of Element International Inc, and Co-CEO and Director of Element Global, Inc. The stock of Element Global trades on the OTC Markets Pink, no information expert market. Mr. LaViolette was also a senior partner in the entertainment law firm of Bloom, Hergott, Diemer, Rosenthal, LaViolette, Feldman, Schenkman & Goodman LLP. He has deep relationships with all major Hollywood studios and networks and has represented a vast number of "A-list" actors, writers, and directors. The Board reviewed Mr. LaViolette's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

On November 29, 2021, the Board of Directors (the “Board”) of BioForce Nanosciences Holdings, Inc. (the “Company”) appointed Sasha Shapiro as its Presdient, effective November 30, 2021. Sasha Shapio is President and Director of Element Global, Inc. and Vice Chairman and President of Element Media Group. The stock of Element Global trades on the OTC Markets Pink, no information expert market. Mr. Shapiro is Managing Director of Media Content Capital, a private equity fund focused on investments in early/medium-stage media, internet, and entertainment companies. He has held senior management positions at Warner Bros Studios and Pacifica Ventures and has served as a producer on films including Fury, Sabotage, Fading Gigolo, Dirty Grandpa, Rock the Kasbah, Naked and Ophelia. He sits on the Board of Directors of Sonifi Solutions, QED International, Covert Media and VR MediaTech. The Board reviewed Mr. Shapiro's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert. The Company anticipates that a qualified financial expert will be obtained when the Company's financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)(4)
Merle Ferguson Chairman	2020 2021	$-0- $-0-	$118,500,000 (3) -0-	$118,500,000 -0-
Richard Kaiser CFO,Secretary and Director	2020 2021	$-0- $-0-	$39,500,000 (4) -0-	$39,500,000 -0-
Steve Gagnon (5) Co-CEO	2020 2021	$-0- $-0-	$-0- $-0-	$-0- $-0-
John LaViolette (5) Co-CEO	2020 2021	$-0- $-0-	$-0- $-0-	$-0- $-0-
Sasha Shapiro (5) President	2020 2021	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2) Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser. Under the terms of those employment agreements Mr. Ferguson is owed $511,495 and Mr. Kaiser is owed $239,023 through the year-ended December 31, 2021. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of those payments.

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

(5) On November 29, 2021, the Board of Directors of BioForce Nanosciences Holdings, Inc. appointed both Mr. Steve Gagnon and Mr. John LaViolette as Co-Chief Executive Officers (Co-CEOs), and appointed Sasha Shapiro as President, effective November 30, 2021.

Employment Agreements

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company's Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement. Subsequently, on December 04, 2020, Mr. Merle Ferguson returned these Preferred Series 'A' shares and they were cancelled by the Board in exchange for 11,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that Mr. Ferguson had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. and his March 31, 2020 contract remains in effect.

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

As of the date of this filing, Mr. Steve Gagnon and Mr. John LaViolette,  Co-Chief Executive Officers (Co-CEOs), and Sasha Shapiro, President, hold these executive positions without employment agreement, compensation has yet to be determined.

Stock Options

The Company had no stock options outstanding at December 31, 2021.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2021.

In 2020 the Company issued 11,000,000 common shares to Mr. Ferguson as the Company's Chairman, CEO, and President.

In 2020, the Company issued 3,000,000 common shares to Mr. Kaiser as the Company's Director, CFO, and Secretary.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2021, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	15,000,000 (2)	51.24%
Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	5,088,000 (3)	17.35%

Susan Donohue	4,000,000 (4)	13.66%
1239 Artic Street Antigo, WI 54409
Steve Gagnon 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	0%
John LaViolette 2020 General Booth Blvd. ,Unit 230 Virginia Beach, VA 23454	-0- (5)	0%
Sasha Shapiro 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	-0-%
All Officers and Directors as a Group (5 persons)	20,088,000	68.59%

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

(5) On November 30, 2021, Mr. Steve Gagnon and Mr. John LaViolette became Co-Chief Executive Officers (Co-CEOs), and Mr. Sasha Shapiro became President. As of December 31, 2021 these gentlemen did not own any of the Company's stock.

RECENT SALES OF UNREGISTERED SECURITIES.

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

The shares outstanding have been adjusted for the reverse split of 1 for 5 common shares effective February 28, 2020. All fractional share amounts after the split were rounded up to next whole share.

2021 Unregistered Securities

The Company issued no unregistered securities in 2021.

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, the Company's Chairman paid in 2021 $45,642 and he paid $62,726 in 2020 of the Company's expenses. On November 26, 2021, Mr. Ferguson received $16,200 from the Company for partial reimbursement on his expenses paid-to-date.

Mr. Richard Kaiser, the Company's CFO and Director paid $3,370 of the Company's expenses in 2021, and paid $4,750 of the Company's expenses in 2020.

Mr. Merle Ferguson and Mr. Richard Kaiser are Board Members and Officers of the Company's wholly-owned subsidiary, Element Global, Inc., a Wyoming Corporation.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2021 was $29,160 and for the year ended December 31, 2020 was $29,160.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2021 and 2020.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2021 and 2020, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements  F-1- F-9

(b) Index to Exhibits.

Exhibit No.  Description of Exhibit

3.1 Certificate of Incorporation (1)

3.2 Amended Articles of Incorporation (1)

3.3 Bylaws (1)

4.1 Specimen Certificate of Common Stock (1)

10.1 Employment Agreement – Merle Ferguson (1)

10.2 Employment Agreement - Kaiser (1)

10.3 Consulting Contract RSDL Enterprises- April 16, 2021 (1)

10.4 Supplier Agreement (Previously filed as Exhibit 10.1 Form 10/A) (1)

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

101 XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document) (2)

(1) Previously filed

(2) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Date: February 11, 2022

By: /s/ Steve Gagnon

Chief Executive Officer

By: /s/ Richard Kaiser

Richard Kaiser, Director, Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

FINANCIAL REPORTS

AT

DECEMBER 31, 2021

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 5041)

To the shareholders and the board of directors of BioForce Nanosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioForce Nanosciences Holdings, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, CO

February 11, 2022

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

(Express in U.S. Dollars, except for the number of shares or otherwise stated)

	2021	2020

ASSETS
Current Assets
Cash	$11,105	$39,865
Prepaid Expenses	40	—

Total Current Assets	11,145	39,865

Total Assets	$11,145	$39,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$6,313	$5,090
Accrued Board of Directors Compensation	750,517	327,517
Due to Related Parties	116,178	67,166

Total Current Liabilities	873,008	399,773

Total Liabilities	873,008	399,773

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,127	158,781,127
Accumulated Deficit	(159,672,262)	(159,170,307)

Total Stockholders' Deficit	(861,863)	(359,908)

Total Liabilities and Stockholders' Deficit	$11,145	$39,865

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Express in U.S. Dollars, except for the number of shares or otherwise stated)

For the Years Ended December 31,	2021	2020

Sales	$—	$—

Cost of Sales	—	—

Gross Profit	—	—

Operating Expenses
Board of Directors Compensation	423,000	158,327,517
General and Administrative	78,955	81,038

Total Expenses	501,955	158,408,555

Net Loss	$(501,955)	$(158,408,555)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	16,304,367

Net Loss Per Common Shares - Basic and Diluted	$(0.02)	$(9.72)

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Express in U.S. Dollars, except for the number of shares or otherwise stated)

For the Years Ended December 31,	2021	2020

Cash Flows from Operating Activities

Net Loss	$(501,955)	$(158,408,555)

Non-Cash Adjustments:
Common and Preferred Stock Issued for Current Year Board of Directors Compensation	$—	$158,000,000
Changes in Assets and Liabilities:
Prepaid Expenses	(40)	6,000
Accounts Payable and Accrued Expenses	1,223	(5,158)
Accrued Board of Directors Compensation	423,000	327,517

Net Cash Flows Used In Operating Activities	(77,772)	(80,196)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Related Parties	49,012	67,166

Net Cash Flows Provided by Financing Activities	49,012	67,166

Net Change in Cash	(28,760)	(13,030)

Cash - Beginning of Year	39,865	52,895

Cash - End of Year	$11,105	$39,865

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Stock Payable	$—	$1,339

The accompanying notes are an integral part of these financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(Express in U.S. Dollars, except for the number of shares or otherwise stated)

	Common Stock		Preferred Stock - A		Additional		Total Stockholders'
	$0.001 Par		$ 0.001 Par		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	15,270,588	$15,271	—	—	$793,789	$(761,752)	$47,308

Common Stock Issued for Product Payment - Stock Payable	1,167	1	—	—	1,338	—	1,339

Preferred Shares Issued for Services	—	—	2,000,000	2,000	157,998,000	—	158,000,000

Retirement of Preferred Shares in Exchange for Common Shares	14,000,000	14,000	(2,000,000)	(2,000)	(12,000)	—	—

Net Loss	—	—	—	—		(158,408,555)	(158,408,555)

Balance - December 31, 2020	29,271,755	$29,272	—	—	$158,781,127	$(159,170,307)	$(359,908)

Net Loss	—	—	—	—	—	(501,955)	(501,955)

Balance - December 31, 2021	29,271,755	$29,272	—	—	$158,781,127	$(159,672,262)	$(861,863)

The accompanying notes are an integral part of these financial statements

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc. On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. ("BioForce"), a Delaware corporation, and changed the corporate name at that time. On May 6, 2020, the Company purchased 100,000 shares of Element Acquisition Corporation for $1,000 which then became a wholly owned subsidiary. On October 15, 2020, the Company's wholly-owned subsidiary changed its name from Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. On December 14, 2021, the Company's wholly-owned subsidiary changed its name from BioForce Nanosciences Holdings, Inc., a Wyoming corporation to Element Global Inc., a Wyoming corporation. The Company's mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of Bioforce Nanosciences Holdings, Inc., and its wholly owned subsidiary, Element Global, Inc., a Wyoming corporation, (the "Company"). All significant inter-company balances have been eliminated in consolidation.

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

Earnings (Loss) per Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 "Earnings per Share". Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

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

While the Company is attempting to continue operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management believes that the actions presently being taken to further implement the Company's business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues. During 2021 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company's Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm. He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the years ended December 31, 2021 and 2020, two board of directors paid expenses of the Company in the amount of $49,012 and $67,166, respectively. Due to related parties was $116,178 and $67,166 at December 31, 2021 and 2020, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2021 and 2020 there were -0- Series A Preferred shares issued and outstanding. On September 30, 2020, the Company issued two million shares of Series A preferred stock as compensation for their two board members. The preferred shares were valued at $158 million based on the market price of the Company's common stock of $0.79 on the measurement date, given such preferred stock can be converted into 100 shares of common stock and has dividend and voting rights as though converted into common stock. On December 4, 2020, the two board of directors returned these 2,000,000 shares to be retired. In exchange the Company issued 14,000,000 common shares.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value. On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At December 31, 2021 and 2020, there were 29,271,755 shares issued and outstanding, respectively.

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