Form 10-Q
period 2022-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2022-05-05
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-51074

BIOFORCE NANOSCIENCES HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Commission file number: 000-53505

Nevada	74-3078125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2020 General Booth Blvd., Unit 230 Virginia Beach, VA (principal executive offices)	23454 (Zip Code)
Registrant's telephone number, including area code: (757) 306-6090

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONW	NONE	NONE

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 03, 2022 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2022

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$ 11,105	$ 11,105
Prepaid Expenses	10	40

Total Current Assets	11,115	11,145

Total Assets	$ 11,115	$ 11,145

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$ -	$ 6,313
Accrued Board of Directors Compensation	856,267	750,517
Due to Related Parties	149,119	116,178

Total Current Liabilities	1,005,386	873,008

Total Liabilities	1,005,386	873,008

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,127	158,781,127
Accumulated Deficit	(159,804,670)	(159,672,262)

Total Stockholders' Deficit	(994,271)	(861,863)

Total Liabilities and Stockholders' Deficit	$ 11,115	$ 11,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2022	2021
Sales	$ -	$ -

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750
General and Administrative	26,658	39,329

Total Expenses	132,408	145,079

Net Loss for the Period	$(132,408)	$(145,079)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	29,271,755

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$(132,408)	$(145,079)

Changes in Assets and Liabilities:
Prepaid Expenses	30	(120)
Accounts Payable and Accrued Expenses	(6,313)	7,103
Accrued Board of Directors Compensation	105,750	105,750

Net Cash Flows Used In Operating Activities	(32,941)	(32,346)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	32,941	24,316

Net Cash Flows Provided by Financing Activities	32,941	24,316

Net Change in Cash	-	(8,030)

Cash - Beginning of Period	11,105	39,865

Cash - End of Period	$11,105	$31,835

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	29,271,755	$ 29,272	$ 158,781,127	$(159,170,307)	$ (359,908)

Net Loss for the Period	-	-	-	(145,079)	(145,079)

Balance - March 31, 2021	29,271,755	$ 29,272	$ 158,781,127	$(159,315,386)	$ (504,987)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	29,271,755	$ 29,272	$ 158,781,127	$(159,672,262)	$ (861,863)

Net Loss for the Period	-	-	-	(132,408)	(132,408)

Balance - March 31, 2022	29,271,755	$ 29,272	$ 158,781,127	$(159,804,670)	$ (994,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. (“BioForce”), a Delaware corporation, and changed the corporate name at that time. On May 6, 2020, the Company purchased 100,000 shares of Element Acquisition Corporation for $1,000 which then became a wholly owned subsidiary. On October 15, 2020, the Company’s wholly-owned subsidiary changed its name from Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. On December 14, 2021, the Company’s wholly-owned subsidiary changed its name from BioForce Nanosciences Holdings, Inc., a Wyoming corporation to Element Global Inc., a Wyoming corporation. The Company’s mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2021 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Bioforce Nanosciences Holdings, Inc., and its wholly owned subsidiary, Element Global, Inc., a Wyoming corporation, (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2022 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

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

During the three months ended March 31, 2022 and 2021, two board of directors paid expenses of the Company in the amount of $32,941 and $24,316, respectively.  Due to related parties was $149,119 and $116,178 at March 31, 2022 and December 31, 2021, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2022 and December 31, 2021 there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  At March 31, 2022 and December 31, 2021, there were 29,271,755 shares issued and outstanding, respectively.

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

Memorandum of Understanding ("MOU")

June 02, 2021, Bioforce Nanosciences Holdings, Inc. entered into another Memorandum of Understanding (MOU) with Element Global, Inc. (ELGL), a Utah Corporation. This MOU contemplates a proposed transaction between the entities that provides for BFNH to acquire all of the assets controlled by ELGL. The closing of the transaction is subject to due diligence and the execution of a definitive agreement. As of the date of this filing the MOU is still active.

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

Merle Ferguson	Director
Richard Kaiser	Director/CFO/Secretary

Steve Gagnon	Co-CEO
John LaViolette	Co-CEO
Sasha Shapiro	President

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2022 and 2021 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2022 and for the three months ended March 31, 2021 were $-0- and $-0-, respectively. During the three months ended March 31, 2022 and 2021 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2022 and 2021 was $-0- .

Gross Margins for the three months ended March 31, 2022 and 2021 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended March 31, 2022 and 2021 was $-0- .

Operating expenses for three months ended March 31, 2022 totaled $132,408 from Board of Director compensation and General and Administrative Expenses, compared to $145,079 for the three months ended March 31, 2021. This decrease in March 31, 2022 compared to the same period ended March 31, 2021was attributed to lower expenses from professional services rendered.

Net Loss:

Net loss for the three months ended March 31, 2022 and 2021 were $132,408 and $145,079 , respectively.

Liquidity and Capital Resources:

As of March 31, 2022, the Company’s assets totaled $11,115, which consisted of cash and prepaid expenses. Our total liabilities were $1,005,386 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of March 31, 2022, the Company had an accumulated deficit of $159,804,670 and working capital deficit $994,271.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its Chairman Mr. Merle Ferguson's employment contract to advance funds as necessary in meeting the Company's operating requirements.

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 were $32,941 and $32,346, respectively. The increase amount was attributed to higher amounts paid on Account Payable and Accrued Expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three months periods ended March 31, 2022 and 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities was $32,941 for three months ended March 31, 2022 from proceeds from Related Parties, and was $ 24,316 for three months ended March 31, 2021 from proceeds from Related Parties. The increase amount was attributed to increased amounts of cash infusions by related parties that were used in operational expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

BioForce Nanosciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries' operating results, financial position, or cash flow.

Accounting Principals

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

Reverse Stock Split

We were authorized to issue 900,000,000 shares of our common stock, of which 15,270,588 shares were outstanding taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 230 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred which have voting and conversion rights of 100 common shares, par value $0.001; leaving a balance of 90,000,000 "Blank Check" Preferred. There are no Series 'A' Preferred shares issued or outstanding.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2022.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the three months ended March 31, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Identification of Exhibit
31.1+	Certification of Steve Gagnon Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+

Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Steve Gagnon Chief Executive Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+

Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bravo Multinational Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 04, 2022	By: /s/Steve Gagnon Steve Gagnon Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer, Principal AccountingOfficer and Secretary