Form 10-Q/A
period 2022-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2022-05-05
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

Explanatory Note: This Amendment No.1 to Form 10-Q is to fix typos referencing the Company's name in Exhibits 31.1, 31.2, 32.1 and 32.2.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Identification of Exhibit
31.1+	Amended Certification of Steve Gagnon Chief Executive Officer of Bioforce Nanosciences Holdings, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+

Amended Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bioforce Nanosciences Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1+	Amended Certification of Steve Gagnon Chief Executive Officer of Bioforce Nanosciences Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+

Amended Certification of Richard Kaiser, Chief Financial Officer and Principal Accounting Officer of Bioforce Nanosciences Holdings, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this 10-Q/A Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 05, 2022	By: /s/Steve Gagnon Steve Gagnon Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer, Principal AccountingOfficer and Secretary