Form 10-Q
period 2022-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2022-07-27
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 26, 2022 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30 , 2022

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$ 9,230	$ 11,105
Prepaid Expenses	-	40

Total Current Assets	9,230	11,145

Total Assets	$ 9,230	$ 11,145

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$ 400	$ 6,313
Accrued Board of Directors Compensation	962,017	750,517
Due to Related Parties	156,868	116,178

Total Current Liabilities	1,119,285	873,008

Total Liabilities	1,119,285	873,008

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized,
29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,127	158,781,127
Accumulated Deficit	(159,920,454)	(159,672,262)

Total Stockholders' Deficit	(1,110,055)	(861,863)

Total Liabilities and Stockholders' Deficit	$ 9,230	$ 11,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750	211,500	211,500
General and Administrative	10,034	16,565	36,692	55,894

Total Expenses	115,784	122,315	248,192	267,394

Net Loss for the Period	$ (115,784)	$ (122,315)	$ (248,192)	$ (267,394)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	29,271,755	29,271,755	29,271,755

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$ (248,192)	$ (267,394)

Changes in Assets and Liabilities:
Prepaid Expenses	40	(100)
Accounts Payable and Accrued Expenses	(5,913)	(4,058)
Accrued Board of Directors Compensation	211,500	211,500

Net Cash Flows Used In Operating Activities	(42,565)	(60,052)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	40,690	47,492

Net Cash Flows Provided by Financing Activities	40,690	47,492

Net Change in Cash	(1,875)	(12,560)

Cash - Beginning of Period	11,105	39,865

Cash - End of Period	$ 9,230	$ 27,305

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - April 1, 2021	29,271,755	$ 29,272	$ 158,781,127	$(159,315,386)	$ (504,987)

Net Loss for the Period	—	—	—	(122,315)	(122,315)

Balance - June 30, 2021	29,271,755	$ 29,272	$ 158,781,127	$(159,437,701)	$ (627,302)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - April 1, 2022	29,271,755	$ 29,272	$ 158,781,127	$(159,804,670)	$ (994,271)

Net Loss for the Period	-	-	-	(115,784)	(115,784)

Balance - June 30, 2022	29,271,755	$ 29,272	$ 158,781,127	$(159,920,454)	$ (1,110,055)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	29,271,755	$ 29,272	$ 158,781,127	$(159,170,307)	$ (359,908)

Net Loss for the Period	-	-	-	(267,394)	(267,394)

Balance - June 30, 2021	29,271,755	$ 29,272	$ 158,781,127	$(159,437,701)	$ (627,302)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	29,271,755	$ 29,272	$ 158,781,127	$(159,672,262)	$ (861,863)

Net Loss for the Period	-	-	-	(248,192)	(248,192)

Balance - June 30, 2022	29,271,755	$ 29,272	$ 158,781,127	$(159,920,454)	$ (1,110,055)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2021 audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the six months ended June 30, 2022 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

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

During the six months ended June 30, 2022 and 2021, two board of directors paid expenses of the Company in the amount of $40,690 and $47,492, respectively.  Due to related parties was $156,868 and $116,178 at June 30, 2022 and December 31, 2021, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2022 and December 31, 2021, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  At June 30, 2022 and 2021, there were 29,271,755 shares issued and outstanding, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2022 and 2021 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended June 30, 2022 and for the three months ended June 30, 2021 were $-0- and $-0-, respectively. During the three months ended June 30, 2022 and 2021 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended June 30, 2022 and 2021 was $-0- .

Gross Margins for the three months ended June 30, 2022 and 2021 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended June 30, 2022 and 2021 was $-0- .

Operating expenses for three months ended June 30, 2022 totaled $115,784 from Board of Director compensation and General and Administrative Expenses, compared to $122,315 for the three months ended June 30, 2021. This decrease in June 30, 2022 compared to the same period ended June 30, 2021was attributed to lower expenses from professional services rendered.

Six Months – June 30, 2022 and 2021 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the six months ended June 30, 2022 and 2022 were $-0-, Company sold no units of its Bioforce Eclipse" vitamin supplement.

The Cost of Sales for the six months ended June 30, 2022 and 2021 were $-0-.

Gross Margins for the six months ended June 30, 2022 and 2021 were 0% from the sale of -0- units of the “BioForce Eclipse” supplement product.

Gross Profit for the six months ended June 30, 2022and 2021 were $-0-.

Operating expenses for six months ended June 30, 2022, totaled $248,192 for Board of Director Compensation and General and Administrative Expenses, compared to $267,394 for the six months ended June 30, 2021. This decrease during the same six month period ended June 30, 2021 was attributed to a decrease in professional service fees.

Net Loss:

Net loss for the three month ended June 30, 2022 and 2021 were $115,784 and $122,315 , respectively. Net loss for the six month ended June 30, 2022 and 2021 were $248,192 and $267,394, respectively.

Liquidity and Capital Resources:

As of June 30, 2022, the Company’s assets totaled $9,230, which consisted of cash. Our total liabilities were $1,119,285 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of June 30, 2022, the Company had an accumulated deficit of $159,781,127 and working capital deficit $1,110,055.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 were $42,565 and $60,052, respectively. The decrease amount was attributed from lower General and Administrative cost that were used in operational and professional service fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six month periods ended June 30, 2022 and 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities was $40,690 for six month ended June 30, 2022 from proceeds from Related Parties, and was $47,492 for six month ended June 30, 2021 from proceeds from Related Parties.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2022.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the period ended June 30, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporeting period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At this time, there are no materials pending legal proceedings to which the Company is a party or as to which any of its property and products are subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

31.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101 Interactive Financial Data XBRL Extensions+

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: July 27, 2022	By: /s/Steve Gagnon Steve Gagnon Chief Executive Officer
By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer, Principal AccountingOfficer and Secretary