Form 10-K
period 2022-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2023-03-28
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

 or

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

Registrant’s telephone number: (757) 306-6090

Registrant’s fax number: (757) 306-6092

Richard W. Jones, Esq.

Jones & Haley, P.C.

750 Hammond Drive, Building 12-100

Atlanta, Georgia 30328

(770) 804-0500

www.corplaw.net

Securities registered under Section 12(b) of the Act:

-i-

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the 5,183,755 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $2.80 per share of the registrant’s common stock (as reported on the OTCPINK operated by “The OTC Markets Group, Inc.”) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2022) was approximately $14,514,514.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 27, 2023 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

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

ITEM 1. Business.

The Company

BioForce Nanosciences Holdings, Inc. (“BioForce” or the “Company”) was previously in the business of manufacturing nano-particular measurement devices and molecular printers, but due to a lack of profitability, the subsidiary of the company that owned that technology filed for bankruptcy. That subsidiary and related technology was later bought out of bankruptcy by an unrelated third party. Subsequently, new management came into the Company to pursue a better business model and now the Company’s mission is to become a leading provider of natural vitamins, minerals and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges. The Company private labels products with key distributors and manufacturing providers.

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

The approximate $35.0 billion vitamin and supplement manufacturing industry grows on average 2.5% annually.

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

Health conscience “Baby Boomers,” sports participants, and other active individuals continue to extend their health education awareness. The industry’s traditional focus on these groups is shifting to an ever-expanding group that includes recreational and lifestyle users, such as fitness enthusiasts, weekend athletes and gym-goers, of all ages.

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

The Company had no customer during its 2021 and 2022 fiscal years. Customers are not required to purchase the product in the future and the Company’s marketing plan is to broaden the Company’s customer base.

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

On June 04, 2020, BioForce Nanosciences Holdings, Inc.’ s wholly-owned subsidiary Element Acquisition Corporation, announced that it created an “Investment Committee” comprised of leading executives with extensive experience in the media, entertainment and sports sectors. The “Investment Committee” was established to oversee a strategy aimed at acquiring and investing in companies across these industries. Element Acquisition Corporation was formed to serve as a potential acquisition vehicle for these types of transactions.

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

Reverse Stock Split

On December 2, 2019, The Board of Directors of the Company unanimously approved an amendment to the Company’s Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-five (1-for-5) reverse stock split of our common stock. Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada. The amended Articles of Incorporation did not change the authorized shares. The common and preferred shares have a par value of $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series ‘A’ Preferred shares outstanding, and each share has voting and conversion rights so that one Series ‘A’ Preferred is equivalent 100 common shares (see Exhibit 3.2). As of the date of this filing, there are no Series ‘A’ Preferred shares issued or outstanding.

Memorandum of Understanding (“MOU”)

June 02, 2021, Bioforce Nanosciences Holdings, Inc. entered into another Memorandum of Understanding (MOU) with Element Global, Inc. (ELGL), a Utah Corporation. This MOU contemplates a proposed transaction between the entities that provides for BFNH to acquire all of the assets controlled by ELGL. The closing of the transaction is subject to due diligence and the execution of a definitive agreement. As of the date of this filing, the MOU is still open and active.

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

Employees

The Company has three full time employees, Mr. Merle Ferguson, its Chairman, Mr. Richard Kaiser, its CFO and Secretary, and Mr. Mr. Steve Gagnon, Co-CEO.

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

ITEM 2. Properties.

The Company makes use of the office space of Yes International, which is owned and operated by Richard Kaiser, a Director, CFO and the Secretary of the Company. As a result, the Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2022 and 2021. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

2022 Quater Ended:	High	Low
March 31, 2022	$1.15	$1.15
June 30, 2022	$2.87	$2.75
September 30, 2022	$3.40	$3.20
December 31, 2022	$2.30	$1.99

2021 Quarter Ended:	High	Low
March 31, 2021	$0.90	$0.90
June 30, 2021	$1.665	$1.58
September 30, 2021	$1.45	$0.76
December 31, 2021	$1.20	$1.20

As of December 31, 2022, we were authorized to issue 900,000,000 shares of our common stock, of which 29,271,755 shares were outstanding, taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 233 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Preferred Shares

In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series ‘A’ Preferred shares authorized and each share has voting and conversion rights of 100 common shares (see Exhibit 3.2). This leaves a balance of 90,000,000 “Blank Check” Preferred, with no shares issued or designated. As of the date of this filing, there are no Series ‘A’ Preferred issued or outstanding. There is no trading market for our preferred stock.

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

Going Concern

On December 31, 2022, we had total assets of $734 and total liabilities of $1,348,011. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2022, BioForce had an accumulated deficit of $160,157,776, which included a net loss of $485,514. Also, during the year ended December 31 2022, we used net cash of $68,389 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021.

Revenues for the Company’s year ended December 31, 2022 and December 31, 2021 totaled $-0- from the sales of its vitamin supplements.

Cost of Goods Sold for the year ended December 31, 2022 and December 31, 2021 totaled $-0- . Company had -0- unit sales of the “BioForce Eclipse” supplement product in 2022 and 2021.

Gross margins for year ended December 2022 and 2021 was $-0- due to -0- units sold of the “BioForce Eclipse” supplement product.

Gross profit for the year ended December 31, 2022 and 2021 was $-0- due to -0- sales of the Company’s vitamin supplements.

General and Administrative expenses for the year ended December 31, 2022 totaled $62,514 compared to $78,955 for December 31, 2021, primarily due to decreases in professional service fees.

Net Loss

Net loss for the years ended December 31, 2022 and 2021 were $485,514 and $501,955, respectively. The decrease in loss was due to decreases in General and Administrative paid expenses.

Liquidity and Capital Resources:

As of December 31, 2022, our assets totaled $734 in cash. The Company’s total liabilities were $1,348,011 which consisted of accounts payable and accrued expenses, accrued board of directors compensation and amounts due to related parties. As of December 31, 2022, the Company had an accumulated deficit of $160,157,776 and working capital deficit of $1,347,277.

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its Chairman, Merle Ferguson, to advance funds as necessary to meeting our operating requirement.

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2022, and 2021.

Cash from Financing Activities

Net cash provided by financing activities was $58,018 for year ended December 31, 2022, and was $49,012 for year ended December 31, 2021.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2022.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

 - The Company has inadequate segregation of duties within its cash disbursement control design.

 - During the year ended December 31, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	75	CEO/President/Treasurer/Director
Richard Kaiser	58	CFO/Secretary/Director
Steve Gagnon	61	Co-CEO
John LaViolette	61	Co-CEO
Sasha Shapiro	60	President

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.’s stock trades under the symbol PRED. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia. Element Global provides mining, media and energy services. The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock Holdings, Inc, (“Gold Rock”), located in Virginia Beach, Virginia, which manufactures homes using rare earth substances and recycled tires. Gold Rock Holdings, Inc. is a stock that is traded on the over-the-counter market. As of November 2018, Mr. Ferguson has also served as a Chairman and CEO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA. Bravo is in the business of buying and selling casino gaming equipment. The Board reviewed Mr. Ferguson’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

On or about July 1, 2013, Mr. Kaiser became the Registrant’s Secretary and Director. Since December 1, 2016, Mr. Kaiser serves in the roles of CFO, corporate secretary and corporate governance officer. Prior to that, Mr. Kaiser provided services to the Registrant through his Company, Yes International, Inc. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion, investor relations and venture capital firm located in Virginia Beach, Virginia. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College). The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies. From April 1, 2015 to the present, Mr. Kaiser has also served as a director, secretary, and CFO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA. Bravo is in the business of buying and selling casino gaming equipment. In August 2022, Mr. Kaiser became a Director and Cheif Finanical Officer of Gold Rock Holdings, Inc., a Nevada Corporation with offices in Virginia Beach, VA. Gold Rock Holdings provides underground contruction managment services for laying fiber optic and copper cables. Gold Rock Holdings, Inc. is traded on the over the counter market. The Board reviewed Mr. Kaiser’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

Steven Gagnon became Co-CEO, November 30, 2021. Steve Gagnon is the Co-Founder and Co-CEO of Element International Inc., and is Director, Co-CEO and COO of Element Global, Inc. The stock of Element Global trades on the OTC Markets Pink, no information expert market. Mr. Gagnon has a 20-year history in media in the financing and production of film, television and music videos. Mr. Gagnon served as President of the sports group of Madison Sports and Entertainment Group, Inc., and worked as a supervisor in the offshore oil and construction industry for International Underwater Contractors. The Board reviewed Mr. Gagnon’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

John LaViolette becasme Co-CEO, November 30, 2021. John LaVioletter is the Co-Founder and Co-CEO of Element International Inc, and Co-CEO and Director of Element Global, Inc. The stock of Element Global trades on the OTC Markets Pink, no information expert market. Mr. LaViolette was also a senior partner in the entertainment law firm of Bloom, Hergott, Diemer, Rosenthal, LaViolette, Feldman, Schenkman & Goodman LLP. He has deep relationships with all major Hollywood studios and networks and has represented a vast number of “A-list” actors, writers, and directors. The Board reviewed Mr. LaViolette’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

Sasha Shapiro became Presdient, November 30, 2021. Sasha Shapio is President and Director of Element Global, Inc. and Vice Chairman and President of Element Media Group. The stock of Element Global trades on the OTC Markets Pink, no information expert market. Mr. Shapiro is Managing Director of Media Content Capital, a private equity fund focused on investments in early/medium-stage media, internet, and entertainment companies. He has held senior management positions at Warner Bros Studios and Pacifica Ventures and has served as a producer on films including Fury, Sabotage, Fading Gigolo, Dirty Grandpa, Rock the Kasbah, Naked and Ophelia. He sits on the Board of Directors of Sonifi Solutions, QED International, Covert Media and VR MediaTech. The Board reviewed Mr. Shapiro’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert. The Company anticipates that a qualified financial expert will be obtained when the Company’s financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)

Merle Ferguson Chairman	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-

Richard Kaiser CFO,Secretary and Director	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-

Steve Gagnon (5) Co-CEO	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-

John LaViolette (5) Co-CEO	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-

Sasha Shapiro (5) President	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2)	Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser. Under the terms of those employment agreements Mr. Ferguson is owed $799,495 and Mr. Kaiser is owed $374,022 through the year-ended December 31, 2022. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of those payments.

(5)	On November 30, 2021 the Board of Directors of BioForce Nanosciences Holdings, Inc. appointed both Mr. Steve Gagnon and Mr. John LaViolette as Co-Chief Executive Officers (Co-CEOs), and appointed Sasha Shapiro as President. As of the date of the filing no compensation package has yet to be determined.

Employment Agreements

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company’s Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred ’A’ Shares, par value $0.001, as a one-time signing bonus per this employment agreement. Subsequently, on December 04, 2020, Mr. Merle Ferguson returned these Preferred Series ‘A’ shares and they were cancelled by the Board in exchange for 11,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that Mr. Ferguson had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. and his March 31, 2020 contract remains in effect.

On March 31, 2020, the Board of Directors approved the employment agreement of Mr. Richard Kaiser as the Company’s Director, CFO, and Secretary. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as Chief Financial Officer shall receive a fee of One Hundred Thirty Five Thousand Dollars US ($135,000) per year for five (5) years of services rendered with a start date of March 25, 2020; payable in registered shares or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Kaiser was issued Five Hundred Thousand (500,000) Preferred ‘A’ Shares, par value $0.001, as a one-time signing bonus per the employment agreement. Subsequently, on December 04, 2020, Mr. Richard Kaiser returned these Series ‘A’ Preferred shares and they were cancelled by the Board in exchange for 3,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that he had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act.

As of the date of this filing, Mr. Steve Gagnon and Mr. John LaViolette, Co-Chief Executive Officers (Co-CEOs), and Sasha Shapiro, President, hold these executive positions without employment agreement, compensation has yet to be determined.

Stock Options

The Company had no stock options outstanding at December 31, 2022.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2022, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	15,000,000 (2)	51.24%

Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	5,088,000 (3)	17.38%

Susan Donohue 1239 Artic Street Antigo, WI 54409	4,970,000 (4)	13.56%

Steve Gagnon 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	0%

John LaViolette 2020 General Booth Blvd. ,Unit 230 Virginia Beach, VA 23454	-0- (5)	0%

Sasha Shapiro 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	-0-%

All Officers and Directors as a Group (5 persons)	24,088,000	68.62%

(1)	Applicable percentage ownership is based on 29,271,755 shares outstanding as of December 31, 2022, this reflects the post-split amounts based on the reverse stock split of 1 for 5 effective on February 28, 2020. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2022.

(2)	Mr. Ferguson owns directly 15,000,000 shares of common stock.

(3)	Mr. Kaiser owns directly 5,050,000 shares of common stock and he owns indirectly 38,000 shares beneficially through his Company, Yes International, Inc.

(4)	Ms. Donohue owns her 3,970,000 shares beneficially indirectly through her wholly owned companies, TJJR Enterprises, Inc. and Trade Exchange International, Inc. Ms. Donohues is not an officer or director of the Company.

(5)	Mr. Steve Gagnon, Co-CEO, and Mr. John LaViolette Co-CEO, and Mr. Sasha Shapiro, President, as of December 31, 2023 these gentlemen did not own any of the Company’s stock.

RECENT SALES OF UNREGISTERED SECURITIES.

2021 Unregistered Securities

The Company issued no unregistered securities in 2021.

All securities issuances described above are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk on investment in the Company. the new shareholders are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark “stop transfer” on its ledger regarding these shares.

2022 Unregistered Securities

The Company issued no unregistered securities in 2022.

All securities issuances described above are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk on investment in the Company. the new shareholders are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark “stop transfer” on its ledger regarding these shares.

REPORTS TO SECURITY HOLDERS

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, the Company’s Chairman paid in 2022 $54,315 and he paid in 2021 $45,672 of the Company’s expenses.

Mr. Richard Kaiser, the Company’s CFO and Director paid in 2022 $3,602 and paid in 2021 $3,370 of the Company’s expenses.

Mr. Merle Ferguson and Mr. Richard Kaiser are Board Members and Officers of the Company’s wholly-owned subsidiary, Element Global, Inc., a Wyoming Corporation.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2022 was $36,500 and for the year ended December 31, 2021 was $29,160.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2022 and 2021, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements F-1-F-9

(b) Index to Exhibits.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation (1)

3.2	Amended Articles of Incorporation (1)

3.3	Bylaws (1)

10.1	Employment Agreement – Merle Ferguson (1)

10.2	Employment Agreement - Kaiser (1)

10.4	Supplier Agreement (Previously filed as Exhibit 10.1 on Form 10/A)(1)

31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.(2)

101	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document) (2)

(1) Previously filed

(2) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Date: March 28, 2023

By: /s/ Steve Gagnon

Chief Executive Officer

By: /s/ Richard Kaiser

Richard Kaiser, Director, Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDAIRY

FINANCIAL REPORTS
AT
DECEMBER 31, 2022

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of BioForce Nanosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioForce Nanosciences Holdings, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2017

Lakewood, CO

March 27, 2023

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021

ASSETS
Current Assets
Cash	$734	$11,105
Prepaid Expenses	-	40

Total Current Assets	734	11,145

Total Assets	$734	$11,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$398	$6,313
Accrued Board of Directors Compensation	1,173,517	750,517
Due to Related Parties	174,096	116,178

Total Current Liabilities	1,348,011	873,008

Total Liabilities	1,348,011	873,008

Stockholders’ Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,227	158,781,127
Accumulated Deficit	(160,157,776)	(159,672,262)

Total Stockholders’ Deficit	(1,347,277)	(861,863)

Total Liabilities and Stockholders’ Deficit	$734	$11,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2022	2021

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	423,000	423,000
General and Administrative	62,514	78,955

Total Expenses	485,514	501,955

Net Loss	$(485,514)	$(501,955)

Weighted Average Number of Common Shares -Basic and Diluted	29,271,755	29,271,755

Net Loss Per Common Shares -Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2022	2021

Cash Flows from Operating Activities

Net Loss	$(485,514)	$(501,955)

Changes in Assets and Liabilities:
Prepaid Expenses	40	(40)
Accounts Payable and Accrued Expenses	(5,915)	1,223
Accrued Board of Directors Compensation	423,000	423,000

Net Cash Flows Used In Operating Activities	(68,389)	(77,772)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions	100	-
Proceeds from Related Parties	57,918	49,012

Net Cash Flows Provided by Financing Activities	58,018	49,012

Net Change in Cash	(10,371)	(28,760)

Cash - Beginning of Year	11,105	39,865

Cash - End of Year	$734	$11,105

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	29,271,755	$29,272	$158,781,127	$(159,170,307)	$(359,908)

Net Loss	-	-	-	(501,955)	(501,955)

Balance - December 31, 2021	29,271,755	$29,272	$158,781,127	$(159,672,262)	$(861,863)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	29,271,755	$29,272	$158,781,127	$(159,672,262)	$(861,863)

Capital Contribution	-	-	100	-	100

Net Loss	-	-	-	(485,514)	(485,514)

Balance - December 31, 2022	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2022 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

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

During the years ended December 31, 2022 and 2021, two board of directors paid expenses of the Company in the amount of $57,917 and $49,012, respectively. Due to related parties was $174,096 and $116,178 at December 31, 2022 and December 31, 2021, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2022 and 2021, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value. On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At December 31, 2022 and 2021, there were 29,271,755 shares issued and outstanding, respectively.

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