Form 10-Q
period 2023-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2023-05-09
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: (757) 306-6090

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 8, 2023 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2023

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$686	$734

Total Current Assets	686	734

Total Assets	$686	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$1,599	$398
Accrued Board of Directors Compensation	1,279,267	1,173,517
Due to Related Parties	197,102	174,096

Total Current Liabilities	1,477,968	1,348,011

Total Liabilities	1,477,968	1,348,011

Stockholders’ Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,227	158,781,127
Accumulated Deficit	(160,287,781)	(160,157,776)

Total Stockholders’ Deficit	(1,477,282)	(1,347,277)

Total Liabilities and Stockholders’ Deficit	$686	$734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2023	2022

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750
General and Administrative	24,255	26,658

Total Expenses	130,005	132,408

Net Loss for the Period	$(130,005)	$(132,408)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	29,271,755

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(130,005)	$(132,408)

Changes in Assets and Liabilities:
Prepaid Expenses	-	30
Accounts Payable and Accrued Expenses	1,201	(6,313)
Accrued Board of Directors Compensation	105,750	105,750

Net Cash Flows Used In Operating Activities	(23,054)	(32,941)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	23,006	32,941

Net Cash Flows Provided by Financing Activities	23,006	32,941

Net Change in Cash	(48)	-

Cash - Beginning of Period	734	11,105

Cash - End of Period	$686	$11,105

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	29,271,755	$29,272	$158,781,127	$(159,672,262)	$(861,863)

Net Loss for the Period	-	-	-	(132,408)	(132,408)

Balance - March 31, 2022	29,271,755	$29,272	$158,781,127	$(159,804,670)	$(994,271)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

Net Loss for the Period	-	-	-	(130,005)	(130,005)

Balance - March 31, 2023	29,271,755	$29,272	$158,781,227	$(160,287,781)	$(1,477,282)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2022 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bioforce Nanosciences Holdings, Inc., and its wholly owned subsidiary, Element Global, Inc., a Wyoming corporation, (the “Company”). All significant inter-company balances have been eliminated in consolidation.

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

NOTE 2 – Summary of Significant Accounting Policies -Continued

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm. He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the three months ended March 31, 2023 and 2022, two board of directors paid expenses of the Company in the amount of $23,006 and $32,941,respectively. Due to related parties was $197,102 and $174,096 at March 31, 2023 and December 31, 2022, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2023 and December 31, 2022, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value. On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At March 31, 2023 and December 31, 2022, there were 29,271,755 shares issued and outstanding, respectively.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

 ● our future strategic plans

 ● our future operating results;

 ● our business prospects;

 ● our contractual arrangements and relationships with third parties;

 ● the dependence of our future success on the general economy;

 ● our possible future financing; and

 ● the adequacy of our cash resources and working capital.

 ● the Covid-19 Pandemic.

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

Officer Appointments

On November 29, 2021, the Board of Directors (the “Board”) of BioForce Nanosciences Holdings, Inc. (the “Company”) appointed both Mr. Steven Gagnon and Mr. John LaViolette as Co-Chief Executive Officers (Co-CEOs), effective November 30, 2021. In addition, on November 29, 2021, the Board of Directors of BioForce Nanosciences Holdings, Inc. appointed Sasha Shapiro as President, effective November 30, 2021. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. There were no disagreements, no arguments, no conflicts and no disputes with the Company’s officers, directors, auditors, and other professional service providers on his decision to step down as CEO and President.

Business Advisory Committee

The Company’s Business Advisory Committee (“Committee”) comprised of leading executives with extensive experience in the media, entertainment and sports sectors. The Committee was established to oversee a strategy aimed at acquiring and investing in companies across these industries.

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

Merle Ferguson	Director
Richard Kaiser	Director/CFO/Secretary
Steven Gagnon	Co-CEO
John LaViolette	Co-CEO
Sasha Shapiro	President

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2023 and 2022 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2023 and for the three months ended March 31, 2022 were $-0-. During the three months ended March 31, 2023 and 2022 the Company received no orders its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2023 and 2022 was $-0-.

Gross Margins for the three months ended March 31, 2023 and 2022 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended March 31, 2023 and 2022 was $-0-.

Operating expenses for three months ended March 31, 2023 totaled $130,005 from Board of Director compensation and General and Administrative Expenses, compared to $132,408 for the three months ended March 31, 2022. The decrease in March 31, 2023 compared to the same period ended March 31, 2022 was attributed to lower General and Administrative expenses.

Net Loss:

Net loss for the three months ended March 31, 2023 and 2022 were $130,005 and $132,408, respectively.

Liquidity and Capital Resources:

As of March 31, 2023 the Company’s assets totaled $686, which consisted of cash. Our total liabilities were $1,477,968 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of March 31, 2023, the Company had an accumulated deficit of $160,287,781 and working capital deficit $1,477,282.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its Chairman Mr. Merle Ferguson’s to advance funds as necessary in meeting the Company’s operating requirements.

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 were $23,054 and $32,941, respectively. The decrease amount was attributed from lower General and Administrative cost that were used in operational and professional service fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three months ended March 31, 2023 and 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities was $23,006 for three months ended March 31, 2023 from proceeds from Related Parties, and was $32,941 for three months ended March 31, 2022 from proceeds from Related Parties.

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

Reverse Stock Split

We were authorized to issue 900,000,000 shares of our common stock, of which 15,270,588 shares were outstanding taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 230 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series ’A’ Preferred which have voting and conversion rights of 100 common shares, par value $0.001; leaving a balance of 90,000,000 “Blank Check” Preferred. There are no Series ‘A’ Preferred shares issued or outstanding.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2022 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023.:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2023, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporeting period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 09, 2023	By: /s/Steven Gagnon Steven Gagnon Chief Executive Officer

By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer, Principal Accounting Officer and Secretary