Form 10-Q
period 2023-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2023-08-01
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 31, 2023 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2023

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$654	$734

Total Current Assets	654	734

Total Assets	$654	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$1,135	$398
Accrued Board of Directors Compensation	1,385,017	1,173,517
Due to Related Parties	205,715	174,096

Total Current Liabilities	1,591,867	1,348,011

Total Liabilities	1,591,867	1,348,011

Stockholders’ Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,227	158,781,227
Accumulated Deficit	(160,401,712)	(160,157,776)

Total Stockholders’ Deficit	(1,591,213)	(1,347,277)

Total Liabilities and Stockholders’ Deficit	$654	$734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750	211,500	211,500
General and Administrative	8,181	10,034	32,436	36,692

Total Expenses	113,931	115,784	243,936	248,192

Net Loss for the Period	$(113,931)	$(115,784)	$(243,936)	$(248,192)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	29,271,755	29,271,755	29,271,755

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(243,936)	$(248,192)

Changes in Assets and Liabilities:
Prepaid Expenses	-	40
Accounts Payable and Accrued Expenses	737	(5,913)
Accrued Board of Directors Compensation	211,500	211,500

Net Cash Flows Used In Operating Activities	(31,699)	(42,565)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	31,619	40,690

Net Cash Flows Provided by Financing Activities	31,619	40,690

Net Change in Cash	(80)	(1,875)

Cash - Beginning of Period	734	11,105

Cash - End of Period	$654	$9,230

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	29,271,755	$29,272	$158,781,127	$(159,672,262)	$(861,863)

Net Loss for the Period	-	-	-	(132,408)	(132,408)

Balance - March 31, 2022	29,271,755	29,272	158,781,127	(159,804,670)	(994,271)

Net Loss for the Period	-	-	-	(115,784)	(115,784)

Balance - June 30, 2022	29,271,755	$29,272	$158,781,127	$(159,920,454)	$(1,110,055)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

Net Loss for the Period	-	-	-	(130,005)	(130,005)

Balance - March 31, 2023	29,271,755	29,272	158,781,227	(160,287,781)	(1,477,282)

Net Loss for the Period	-	-	-	(113,931)	(113,931)

Balance - June 30, 2023	29,271,755	$29,272	$158,781,227	$(160,401,712)	$(1,591,213)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2022 audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the six months ended June 30, 2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

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

During the six months ended June 30, 2023 and 2022, two board of directors paid expenses of the Company in the amount of $31,619 and 40,690, respectively. Due to related parties was $205,715 and $174,096 at June 30, 2023 and December 31, 2022, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At June 30, 2023 and December 31, 2022, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value. On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At June 30, 2023 and December 31, 2022, there were 29,271,755 shares issued and outstanding, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2023 and 2022 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended June 30, 2023 and for the three months ended June 30, 2022 were $-0- and $-0-, respectively. During the three months ended June 30, 2023 and 2022 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended June 30, 2023 and 2022 was $-0-.

Gross Margins for the three months ended June 30, 2023 and 2022 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended June 30, 2023 and 2022 was $-0-.

Operating expenses for three months ended June 30, 2023 totaled $113,931 from Board of Director compensation and General and Administrative Expenses, compared to $115,784 for the three months ended June 30, 2022. This decrease in June 30, 2023 compared to the same period ended June 30, 2022 was attributed to lower expenses from professional services rendered.

Six Months – June 30, 2023 and 2022 Statements

The Sales Revenue from the Company’s “BioForce Eclipse” vitamin supplement for the six months ended June 30, 2023 and 2022 were $-0-, Company sold no units of its Bioforce Eclipse” vitamin supplement.

The Cost of Sales for the six months ended June 30, 2023 and 2022 were $-0-.

Gross Margins for the six months ended June 30, 2023 and 2022 were 0% from the sale of -0- units of the “BioForce Eclipse” supplement product.

Gross Profit for the six months ended June 30, 2023 and 2022 were $-0-.

Operating expenses for six months ended June 30, 2023, totaled $243,936 for Board of Director Compensation and General and Administrative Expenses, compared to $248,192 for the six months ended June 30, 2022. This decrease during the same six month period ended June 30, 2022 was attributed to a decrease in professional service fees.

Net Loss:

Net loss for the three months ended June 30, 2023 and 2022 were $113,931 and $115,784, respectively. Net loss for the six months ended June 30, 2023 and 2022 were $243,936 and $248,192, respectively.

Liquidity and Capital Resources:

As of June 30, 2023, the Company’s assets totaled $654, which consisted of cash. Our total liabilities were $1,591,867 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of June 30, 2023, the Company had an accumulated deficit of $160,401,712 and working capital deficit $1,591,213.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 were $31,699 and $42,565, respectively. The decrease amount was attributed from lower General and Administrative cost that were used in operational and professional service fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six month periods ended June 30, 2023 and 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities was $31,619 for six months ended June 30, 2023 from proceeds from Related Parties, and was $40,690 for six months ended June 30, 2022 from proceeds from Related Parties.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended June 30, 2023, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporeting period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: August 1, 2023	By: /s/Steve Gagnon Steve Gagnon Chief Executive Officer

By: /s/Richard Kaiser Richard Kaiser Chief Financial Officer, Principal Accounting Officer and Secretary