Form 10-K
period 2023-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2024-04-01
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s fax number: (757) 306-6092

Richard W. Jones, Esq.

Jones & Haley, P.C.

750 Hammond Drive, Building 12-100

Atlanta, Georgia 30328

(770) 804-0500

www.corplaw.net

-i-

Securities registered under Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Securities registered under Section 12(g) of the Act:  Common Stock par value $0.001; Stock symbol: BFNH

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

The aggregate market value of the 5,183,755 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $1.45 per share of the registrant’s common stock (as reported on the OTCPINK operated by “The OTC Markets Group, Inc.”) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2023) was approximately $14,514,514.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 01, 2024 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

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

ITEM 1.  Business.

The Company

BioForce Nanosciences Holdings, Inc. (“BioForce” or the “Company”) was previously in the business of manufacturing nano-particular measurement devices and molecular printers, but due to a lack of profitability, the subsidiary of the company that owned that technology filed for bankruptcy.  That subsidiary and related technology was later bought out of bankruptcy by an unrelated third party.  Subsequently, new management came into the Company to pursue a better business model and now the Company’s mission is to become a leading provider of natural vitamins, minerals and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges. The Company has provided private labels products with key distributors and manufacturing providers.

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

The approximate $36.0 billion vitamin and supplement manufacturing industry grows on average 2.5% annually.

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

The Company had no customer during its 2022 and 2023 fiscal years. Customers are not required to purchase the product in the future and the Company’s marketing plan is to broaden the Company’s customer base.

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

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2023 and 2022.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

2023 Quater Ended:	High	Low
March 31, 2023	$0.99	$0.99
June 30, 2023	$1.45	$1.28
September 30, 2023	$1.94	$1.85
December 31, 2023	$2.01	$1.85

2022 Quater Ended:	High	Low
March 31, 2022	$1.15	$1.15
June 30, 2022	$2.87	$2.75
September 30, 2022	$3.40	$3.20
December 31, 2022	$2.30	$1.99

As of December 31, 2023, we were authorized to issue 900,000,000 shares of our common stock, of which 29,271,755 shares were outstanding, taking into account the one-for-five (1-for-5) reverse stock split effective February 28, 2020. Our shares of common stock are held by approximately 236 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “BFNH” and “BioForce Nanosciences Holdings,” all refer to the “Company”.

The Company’s mission is to become a leading provider of natural vitamins, minerals and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

For a complete discussion of our former businesses, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.

Going Concern

On December 31, 2023, we had total assets of $638 and total liabilities of $1,819,868. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2023, BioForce had an accumulated deficit of $160,629,729, which included a net loss of $471,953. Also, during the year ended December 31 2023, we used net cash of $46,606 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022.

Revenues for the Company’s year ended December 31, 2023 and December 31, 2022 totaled $-0- from the sales of its vitamin supplements.

Cost of Goods Sold for the year ended December 31, 2023 and December 31, 2022 totaled $-0- . Company had -0- unit sales of the “BioForce Eclipse” supplement product  in 2023 and 2022.

Gross margins for year ended December 2023 and 2022 was $-0- due to -0- units sold of the “BioForce Eclipse” supplement product.

Gross profit for the year ended December 31, 2023 and 2022 was $-0- due to -0- sales of the Company’s vitamin supplements.

General and Administrative expenses for the year ended December 31, 2023 totaled $48,953 compared to $62,514 for December 31, 2022, primarily due to decreases in professional service fees.

Total Expense for the year ending December 31, 2023 was $471,953 compared to $485,514 for year ending December 31, 2023, the decrease was from lower General and Adminstrative fees in 2023.

Net Loss

Net loss for the years ended December 31, 2023 and 2022 were $471,953 and $485,514 , respectively. The decrease in loss was due to decreases in General and Administrative paid expenses.

Liquidity and Capital Resources:

As of December 31, 2023, our assets totaled $638 in cash. The Company’s total liabilities were $1,819,868 which consisted of accounts payable and accrued expenses, accrued board of directors compensation and amounts due to related parties. As of December 31, 2023, the Company had an accumulated deficit of $160,629,729and working capital deficit of $1,819,230.

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

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2023, and 2022.

Cash from Financing Activities

Net cash provided by financing activities was $47,060 for year ended December 31, 2023, and was $58,018 for year ended December 31, 2022.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the year ended December 31, 2023, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION

Merle Ferguson	76	CEO/President/Treasurer/Director

Richard Kaiser	59	CFO/Secretary/Director

Steve Gagnon	62	Co-CEO

John LaViolette	62	Co-CEO

Sasha Shapiro	61	President

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.’s stock trades under the symbol PRED. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services. The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock Holdings, Inc, (“Gold Rock”), located in Virginia Beach, Virginia, which Gold Rock Holdings provides underground contruction managment services for laying fiber optic and copper cables. As of October 2024, Mr. Ferguson resigned as CEO and remains Chairman and President.  Gold Rock Holdings, Inc. is a stock that is traded on the over-the-counter market. From November 2018 to June 2023, Mr. Ferguson served as a Chairman and CEO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA. The Board reviewed Mr. Ferguson’s background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

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

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)

Merle Ferguson Chairman (1)(2)	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-

Richard Kaiser CFO,Secretary and Director (2)	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-

Steve Gagnon (3) Co-CEO	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-

John LaViolette (3) Co-CEO	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-

Sasha Shapiro (3) President	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2)	Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser. Under the terms of those employment agreements Mr. Ferguson is owed $1,087,495 and Mr. Kaiser is owed $509,022 through the year-ended December 31, 2023. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of those payments.

(3)	The Board of Directors of BioForce Nanosciences Holdings, Inc. on November 30, 2021 appointed both Mr. Steve Gagnon and Mr. John LaViolette as Co-Chief Executive Officers (Co-CEOs), and appointed Sasha Shapiro as President. As of the date of the filing no compensation package has yet to be determined.

Employment Agreements

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company’s Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred ‘A’ Shares, par value $0.001, as a one-time signing bonus per this employment agreement. Subsequently, on December 04, 2020, Mr. Merle Ferguson returned these Preferred Series ‘A’ shares and they were cancelled by the Board in exchange for 11,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that Mr. Ferguson had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. and his March 31, 2020 contract remains in effect.

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

Stock Options

The Company had no stock options outstanding at December 31, 2023.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2023, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)
Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	15,000,000 (2)	51.24%

Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	5,088,000 (3)	17.38%

Susan Donohue 1239 Artic Street Antigo, WI 54409	4,970,000 (4)	13.56%

Steve Gagnon 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	0%

John LaViolette 2020 General Booth Blvd. ,Unit 230 Virginia Beach, VA 23454	-0- (5)	0%

Sasha Shapiro 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	-0-%
All Officers and Directors as a Group (5 persons)	24,088,000	68.62%

(1)	Applicable percentage ownership is based on 29,271,755 shares outstanding as of December 31, 2023, this reflects the post-split amounts based on the reverse stock split of 1 for 5 effective on February 28, 2020. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2023.

(2)	Mr. Ferguson owns directly 15,000,000 shares of common stock.

(3)	Mr. Kaiser owns directly 5,050,000 shares of common stock and he owns indirectly 38,000 shares beneficially through his Company, Yes International, Inc.

(4)	Ms. Donohue owns her 3,970,000 shares beneficially indirectly through her wholly owned companies, TJJR Enterprises, Inc. and Trade Exchange International, Inc. Ms. Donohues is not an officer or director of the Company.

(5)	Mr. Steve Gagnon, Co-CEO, and Mr. John LaViolette Co-CEO, and Mr. Sasha Shapiro, President, as of December 31, 2023 these gentlemen did not own any of the Company’s stock.

RECENT SALES OF UNREGISTERED SECURITIES.

2022 Unregistered Securities

The Company issued no unregistered securities in 2022.

2023 Unregistered Securities

The Company issued no unregistered securities in 2023.

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, the Company’s Chairman paid in 2023 $43,568 and he paid in 2022 $54,315 of the Company’s expenses.

Mr. Richard Kaiser, the Company’s CFO and Director paid in 2023 $3,038 and paid in 2022 $3,602 of the Company’s expenses.

Mr. Merle Ferguson and Mr. Richard Kaiser are Board Members and Officers of the Company’s wholly-owned subsidiary, Element Global, Inc., a Wyoming Corporation.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2023 was $38,500 and for the year ended December 31, 2022 was $36,500.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2023 and 2022.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2023 and 2022, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

Date: April 01, 2024

By:	/s/ Steve Gagnon
Chief Executive Officer

By:	/s/ Richard Kaiser
Richard Kaiser, Director, Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDAIRY

FINANCIAL REPORTS

AT

DECEMBER 31, 2023

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of BioForce Nanosciences Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioForce Nanosciences Holdings, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2017

Lakewood, CO

April 01, 2024

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022

ASSETS
Current Assets
Cash	$638	$734

Total Current Assets	638	734

Total Assets	$638	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$2,649	$398
Accrued Board of Directors Compensation	1,596,517	1,173,517
Due to Related Parties	220,702	174,096

Total Current Liabilities	1,819,868	1,348,011

Total Liabilities	1,819,868	1,348,011

Stockholders’ Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,227	158,781,227
Accumulated Deficit	(160,629,729)	(160,157,776)

Total Stockholders’ Deficit	(1,819,230)	(1,347,277)

Total Liabilities and Stockholders’ Deficit	$638	$734

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2023	2022
Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	423,000	423,000
General and Administrative	48,953	62,514

Total Expenses	471,953	485,514

Net Loss	$(471,953)	$(485,514)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	29,271,755

Net Loss Per Common Shares - Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2023	2022

Cash Flows from Operating Activities

Net Loss	$(471,953)	$(485,514)

Changes in Assets and Liabilities:
Prepaid Expenses	-	40
Accounts Payable and Accrued Expenses	2,251	(5,915)
Accrued Board of Directors Compensation	423,000	423,000

Net Cash Flows Used In Operating Activities	(46,702)	(68,389)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions	-	100
Proceeds from Related Parties	46,606	57,918

Net Cash Flows Provided by Financing Activities	46,606	58,018

Net Change in Cash	(96)	(10,371)

Cash - Beginning of Year	734	11,105

Cash - End of Year	$638	$734

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	29,271,755	$29,272	$158,781,127	$(159,672,262)	$(861,863)

Capital Contribution	-	-	100	-	100

Net Loss	-	-	-	(485,514)	(485,514)

Balance - December 31, 2022	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

Net Loss	-	-	-	(471,953)	(471,953)

Balance - December 31, 2023	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

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

Stock-Based Compensation

We account for employee and non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718,Compensation—Stock Compensation, which requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable and accrued liabilities approximate fair value given their short-term nature or effective interest rates.

Revenue Recognition

The Company implemented ASC 606, Revenue from Contracts with Customers.These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

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

During the years ended December 31, 2023 and 2022, two board of directors paid expenses of the Company in the amount of $46,606 and $57,918, respectively. Due to related parties was $220,702 and $174,096 at December 31, 2023 and 2022, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2023 and 2022, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At December 31, 2023 and 2022, there were 29,271,755 shares issued and outstanding, respectively.