Form 10-Q
period 2024-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2024-05-03
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

-i-

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

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 2, 2024 he registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
March 31, 2024

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$640	$638

Total Current Assets	640	638

Total Assets	$640	$638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$10,131	$2,649
Accrued Board of Directors Compensation	1,702,267	1,596,517
Due to Related Parties	238,285	220,702

Total Current Liabilities	1,950,683	1,819,868

Total Liabilities	1,950,683	1,819,868

Stockholders’ Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,781,227	158,781,227
Accumulated Deficit	(160,760,542)	(160,629,729)

Total Stockholders’ Deficit	(1,950,043)	(1,819,230)

Total Liabilities and Stockholders’ Deficit	$640	$638

The accompanying notes are an integral part of these condensed consolidated financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2024	2023

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750
General and Administrative	25,063	24,255

Total Expenses	130,813	130,005

Net Loss for the Period	$(130,813)	$(130,005)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	29,271,755

Net Loss for the Period Per Common Shares -Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2024	2023

Cash Flows from Operating Activities

Net Loss for the Period	$(130,813)	$(130,005)

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	7,482	1,201
Accrued Board of Directors Compensation	105,750	105,750

Net Cash Flows Used In Operating Activities	(17,581)	(23,054)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	17,583	23,006

Net Cash Flows Provided by Financing Activities	17,583	23,006

Net Change in Cash	2	(48)

Cash - Beginning of Period	638	734

Cash - End of Period	$640	$686

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

Net Loss for the Period	-	-	-	(130,005)	(130,005)

Balance - March 31, 2023	29,271,755	$29,272	$158,781,227	$(160,287,781)	$(1,477,282)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

Net Loss for the Period	-	-	-	(130,813)	(130,813)

Balance - March 31, 2024	29,271,755	$29,272	$158,781,227	$(160,760,542)	$(1,950,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999, as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. (“BioForce”), a Delaware corporation, and changed the corporate name at that time. On May 6, 2020, the Company purchased 100,000 shares of Element Acquisition Corporation for $1,000 which then became a wholly owned subsidiary. On October 15, 2020, the Company’s wholly-owned subsidiary changed its name from Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. On December 14, 2021, the Company’s wholly-owned subsidiary changed its name from BioForce Nanosciences Holdings, Inc., a Wyoming corporation to Element Global Inc., a Wyoming corporation. The Company’s mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2023 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results of operations expected for the year ending December 31, 2024.

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

Earnings (Loss) per Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 “Earnings per Share”. Basic earnings (loss) per share are computed by dividing the income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2023, due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company’s Director, Secretary and CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm.  He handles the duties of the Company regarding his officer capacities as the Secretary and CFO, but also provides investor relations services, office space, phones and computers use through Yes International for the Company at no charge.

During the three months ended March 31, 2024 and 2023, two board of directors paid expenses of the Company in the amount of $17,583 and $23,006, respectively.  Due to related parties was $238,285 and $197,102 at March 31, 2024 and 2023, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2024 and December 31, 2023, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  At March 31, 2024 and December 31, 2023, there were 29,271,755 shares issued and outstanding, respectively.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

• our future strategic plans

• our future operating results;

• our business prospects;

• our contractual arrangements and relationships with third parties;

• the dependence of our future success on the general economy;

• our possible future financing; and

• the adequacy of our cash resources and working capital.

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

BioForce is working on its business model and it is in the process of establishing a dynamic marketing campaign to achieve brand awareness of its product offerings to drive business growth through sales of nutrition supplements to retailers, sporting goods retailers, supermarkets, mass merchandisers, and online. BioForce currently markets its products through social media and telemarketing. The Company plans to expand marketing efforts with a direct marketing and B2B (Business to Business) sales campaign, with the eventual expectation to expand throughout the entire United States.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – Three Months Ended March 31, 2024 and 2023 - Unaudited Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2024 and for the three months ended March 31, 2023 were $-0- and $-0-, respectively. During the three months ended March 31, 2024 and 2023 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2024 and 2023 was $-0- .

Gross Margins for the three months ended March 31, 2024 and 2023 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended March 31, 2024 and 2023 was $-0- .

Operating expenses for three months ended March 31, 2024 totaled $130,813 from Board of Director compensation and General and Administrative Expenses, compared to $130,005 for the three months ended March 31, 2023. This increase in March 31, 2024 compared to the same period ended March 31, 2023 was attributed to higher expenses from General and Administrative Expenses.

Net Loss:

Net loss for the three months ended March 31, 2024 and 2023 were $130,813 and $130,004, respectively.

Liquidity and Capital Resources:

As of March 31, 2024, the Company’s assets totaled $640, which consisted of Cash. Our total liabilities were $1,950,683 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of March 31, 2024, the Company had an accumulated deficit of $160,760,542 and working capital deficit $1,950,043.

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

Cash Provided by Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 were $17,581 and $23,054, respectively. The decrease amount was attributed from higher amounts on accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three month periods ended March 31, 2024 and 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities was $17,583 for three months ended March 31, 2024 from the proceeds from Related Parties, and was $23,006 for three months ended March 31, 2023 from proceeds from the proceeds from Related Parties.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2023 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2024:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 3, 2024	By:	/s/Steve Gagnon
Steve Gagnon
Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser
Chief Financial Officer, Principal Accounting Officer and Secretary

-17-