Form 10-Q
period 2024-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2024-11-08
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 7, 2024 the registrant had outstanding 29,271,755 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS
AT
September 30, 2024

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$1,635	$638

Total Current Assets	1,635	638

Total Assets	$1,635	$638

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$6,261	$2,649
Accrued Board of Directors Compensation	1,913,767	1,596,517
Due to Related Parties	260,039	220,702

Total Current Liabilities	2,180,067	1,819,868

Total Liabilities	2,180,067	1,819,868

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,789,302	158,781,227
Accumulated Deficit	(160,997,006)	(160,629,729)

Total Stockholders' Deficit	(2,178,432)	(1,819,230)

Total Liabilities and Stockholders' Deficit	$1,635	$638

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750	317,250	317,250
General and Administrative	16,274	7,857	50,027	40,293

Total Expenses	122,024	113,607	367,277	357,543

Net Loss for the Period	$(122,024)	$(113,607)	$(367,277)	$(357,543)

Weighted Average Number of Common Shares - Basic and Diluted	29,271,755	29,271,755	29,271,755	29,271,755

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2024	2023

Cash Flows from Operating Activities

Net Loss for the Period	$(367,277)	$(357,543)

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	3,612	677
Accrued Board of Directors Compensation	317,250	317,250

Net Cash Flows Used In Operating Activities	(46,415)	(39,616)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Captial Contributions	8,075	-
Proceeds from Related Parties	39,337	39,568

Net Cash Flows Provided by Financing Activities	47,412	39,568

Net Change in Cash	997	(48)

Cash - Beginning of Period	638	734

Cash - End of Period	$1,635	$686

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

Net Loss for the Period	-	-	-	(130,005)	(130,005)

Balance - March 31, 2023	29,271,755	29,272	158,781,227	(160,287,781)	(1,477,282)

Net Loss for the Period	-	-	-	(113,931)	(113,931)

Balance - June 30, 2023	29,271,755	29,272	158,781,227	(160,401,712)	(1,591,213)

Net Loss for the Period	-	-	-	(113,607)	(113,607)

Balance - September 30, 2023	29,271,755	$29,272	$158,781,227	$(160,515,319)	$(1,704,820)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

Net Loss for the Period	-	-	-	(130,813)	(130,813)

Balance - March 31, 2024	29,271,755	$29,272	$158,781,227	$(160,760,542)	$(1,950,043)

Captial Contributions	-	-	75	-	75

Net Loss for the Period	-	-	-	(114,440)	(114,440)

Balance - June 30, 2024	29,271,755	29,272	158,781,302	(160,874,982)	(2,064,408)

Captial Contributions	-	-	8,000	-	8,000

Net Loss for the Period	-	-	-	(122,024)	(122,024)

Balance - September 30, 2024	29,271,755	$29,272	$158,789,302	$(160,997,006)	$(2,178,432)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2023 audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results of operations expected for the year ending December 31, 2024.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the nine months ended September 30, 2023 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

NOTE 5 – Related Party Transactions

The Company’s Director, Secretary and Acting CFO, Richard Kaiser, is the operator of Yes International, a full-service investor relations firm. He handles duties of the Company regarding his officer capacities as the Secretary and Acting CFO, but also provides investor relations services through Yes International for the Company at no charge.

During the nine months ended September 30, 2024 and 2023, two board of directors paid expenses of the Company in the amount of $39,338 and $39,568, respectively. Due to related parties was $260,039 and $213,664 at September 30, 2024 and 2023, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2024 and December 31, 2023, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value. On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At September 30, 2024 and December 31, 2023, there were 29,271,755 shares issued and outstanding, respectively.

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

Memorandum of Understanding ("MOU")

September 02, 2021, Bioforce Nanosciences Holdings, Inc. entered into another Memorandum of Understanding (MOU) with Element Global, Inc. (ELGL), a Utah Corporation. This MOU contemplates a proposed transaction between the entities that provides for BFNH to acquire all of the assets controlled by ELGL. The closing of the transaction is subject to due diligence and the execution of a definitive agreement. As of the date of this filing the MOU is still active.

Business Advisory Committee

The Company's Business Advisory Committee ("Committee") comprised of leading executives with extensive experience in the media, entertainment and sports sectors. The Committee was established to oversee a strategy aimed at acquiring and investing in companies across these industries.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2024 and 2023 Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended September 30, 2024 and for the three months ended September 30, 2023 were $-0- and $-0-, respectively. During the three months ended September 30, 2024 and 2023 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended September 30, 2024 and 2023 was $-0- .

Gross Margins for the three months ended September 30, 2024 and 2023 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended September 30, 2024 and 2023 was $-0- .

Operating expenses for three months ended September 30, 2024 totaled 122,024 from Board of Director compensation and General and Administrative Expenses, compared to $113,607 for the three months ended September 30, 2023. The increase in the three months ended September 30, 2024 compared to the same period ended September 30, 2023 was attributed to higher expenses from professional services rendered.

Nine Months – September 30, 2024 and 2023 Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the nine months ended September 30, 2024 and 2023 were $-0-, Company sold no units of its Bioforce Eclipse" vitamin supplement.

The Cost of Sales for the nine months ended September 30, 2024 and 2023 were $-0-.

Gross Margins for the nine months ended September 30, 2024 and 2023 were 0% from the sale of -0- units of the “BioForce Eclipse” supplement product.

Gross Profit for the six months ended September 30, 2024 and 2023 were $-0-.

Operating expenses for nine months ended September 30, 2024, totaled $367,277 for Board of Director Compensation and General and Administrative Expenses, compared to $357,543 for the nine months ended September 30, 2023. The increase in the nine months ended September 30, 2024 compared to the same period ended September 30, 2023 was attributed to higher expenses from professional services rendered.

Net Loss:

Net loss for the three months ended September 30, 2024 and 2023 were $122,024 and $113,607 respectively. Net loss for the nine months ended September 30, 2024 and 2023 were $367,277 and $357,543 , respectively.

Liquidity and Capital Resources:

As of September 30, 2024, the Company’s assets totaled $1,635, which consisted of cash. Our total liabilities were $2,180,067 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of September 30, 2024, the Company had an accumulated deficit of $160,997,006 and working capital deficit $2,178,432.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its Chairman Mr. Merle Ferguson's to advance funds as necessary in meeting the Company's operating requirements.

BioForce NanoSciences Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 were $46,415 and $39,616, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the nine month periods ended September 30, 2024 and 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities was $47,412 for nine months ended September 30, 2024 from capital contributions and proceeds from related parties, and was $39,568 for nine months ended September 30, 2023 from proceeds from Related Parties.

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

Share Structure

We were authorized to issue 900,000,000 shares of our common stock, of which 29,271,755 shares are outstanding. Our shares of common stock are held by approximately 235 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. In addition to our authorized common stock, BioForce Nanosciences Holdings, Inc. is authorized to issue 100,000,000 shares of preferred stock, par value at $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred which have voting and conversion rights of 100 common shares, par value $0.001; leaving a balance of 90,000,000 "Blank Check" Preferred. There are no Series 'A' Preferred shares issued or outstanding.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2023 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2024:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporeting period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: November 8, 2024	By:	/s/Steve Gagnon
Steve Gagnon Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer, Principal Accounting Officer and Secretary

-16-