Form 10-K
period 2024-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2025-04-08
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 5,843,755 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $1.80 per share of the registrant’s common stock (as reported on the OTCPINK operated by “The OTC Markets Group, Inc.”) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2024) was approximately $10,518,759.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 7, 2025 the registrant had outstanding 33,521,755 shares of common stock, par value $0.001 per share.

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

Wholly-owned Subsidiary

Element Global, Inc., a Wyoming Corporations is a wholly-owned subsidiary of BioForce Nanosciences Holdings, Inc., Mr. Merle Ferguson and Mr. Richard Kaiser are Board of Directors of the wholly-owned subsidary, Element Global, Inc..

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

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2024and 2023.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

2023 Quater Ended:	High	Low
March 31, 2023	$0.99	$0.99
June 30, 2023	$1.45	$1.28
September 30, 2023	$1.94	$1.85
December 31, 2023	$2.01	$1.85

2024 Quater Ended:	High	Low
March 31, 2024	$1.70	$1.70
June 30, 2024	$1.80	$1.80
September 30, 2024	$1.10	$1.10
December 31, 2024	$0.3415	$0.3415

As of December 31, 2024, we were authorized to issue 900,000,000 shares of our common stock, of which 29,271,755 shares were outstanding. Our shares of common stock are held by approximately 235 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Going Concern

On December 31, 2024, we had total assets of $862 and total liabilities of $2,302,454. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2024, BioForce had an accumulated deficit of $161,120,166 which included a net loss of $490,437. Also, during the year ended December 31 2024, we used net cash of $61,474 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023.

Revenues for the Company’s year ended December 31, 2024 and December 31, 2023 totaled $-0- from the sales of its vitamin supplements.

Cost of Goods Sold for the year ended December 31, 2024 and December 31, 2023 totaled $-0- . Company had -0- unit sales of the “BioForce Eclipse” supplement product  in 2024 and 2023.

Gross margins for year ended December 2024 and 2023 was $-0- due to -0- units sold of the “BioForce Eclipse” supplement product.

Gross profit for the year ended December 31, 2024 and 2023 was $-0- due to -0- sales of the Company’s vitamin supplement product.

General and Administrative expenses for the year ended December 31, 2024 totaled $67,437 compared to $48,953 for December 31, 2023, primarily due to increases in professional service fees.

Total Expense for the year ending December 31, 2024 was $490,437 compared to $471,953 for year ending December 31, 2023, the increase was from higher General and Adminstrative fees in 2024.

Net Loss

Net loss for the years ended December 31, 2024 and 2023 were $490,437 and $471,953 , respectively. The increase in loss was due to increases in General and Administrative paid expenses.

Liquidity and Capital Resources:

As of December 31, 2024, our assets totaled $862 in cash. The Company’s total liabilities were $2,302,454 which consisted of accounts payable and accrued expenses, accrued board of directors compensation and amounts due to related parties. As of December 31, 2024, the Company had an accumulated deficit of $161,120,166 and working capital deficit of $2,301,592.

For the year ended December 31, 2024, net cash used in operations of $61,250 was the result of a net loss of $490,437, from an increase in accounts payable and accrued expenses of $6,187 and from accrued board of directors compensation of $423,000.

For the year ended December 31, 2023, net cash used in operations of $46,702 was the result of a net loss of $471,953, from accounts payable and accrued expenses of $2,251 and from accrued board of directors compensation of $423,000.

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

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2024, and 2023.

Cash from Financing Activities

Net cash provided by financing activities was $61,474 for year ended December 31, 2024, and was $46,606 for year ended December 31, 2023.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the year ended December 31, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

Subsequent Event

On January 24, 2025, the Board of Directors agreed to issue 4,250,000 restricted shares to pay $2,173,000 in accrured pay for directors, officers and related party fees.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION

Merle Ferguson	77	CEO/President/Treasurer/Director

Richard Kaiser	60	CFO/Secretary/Director

Steve Gagnon	63	Co-CEO

John LaViolette	63	Co-CEO

Sasha Shapiro	62	President

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

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)

Merle Ferguson Chairman (1)(2)	2023 2024	$-0- $-0-	$-0- $-0-	$-0- $-0-

Richard Kaiser CFO,Secretary and Director (2)	2023 2024	$-0- $-0-	$-0- $-0-	$-0- $-0-

Steve Gagnon (3) Co-CEO	2023 2024	$-0- $-0-	$-0- $-0-	$-0- $-0-

John LaViolette (3) Co-CEO	2023 2024	$-0- $-0-	$-0- $-0-	$-0- $-0-

Sasha Shapiro (3) President	2023 2024	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(2)	Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser. Under the terms of those employment agreements Mr. Ferguson is owed $1,375,495 and Mr. Kaiser is owed $644,022 through the year-ended December 31, 2024. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of those payments (See Part II, Item 9B-Subsequent Events)

(3)	The Board of Directors of BioForce Nanosciences Holdings, Inc. on November 30, 2021 appointed both Mr. Steve Gagnon and Mr. John LaViolette as Co-Chief Executive Officers (Co-CEOs), and appointed Sasha Shapiro as President. As of the date of the filing no compensation package has yet to be determined.

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

As of the date of this filing, Mr. Steve Gagnon and Mr. John LaViolette are Co-Chief Executive Officers (Co-CEOs), and Sasha Shapiro is the President. These executive positions are held without employment agreements; compensation has yet to be determined.

Stock Options

The Company had no stock options outstanding at December 31, 2024.

Board of Directors Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2024, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)
Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	15,000,000 (2)	51.24%

Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	5,088,000 (3)	17.38%

Susan Donohue 1239 Artic Street Antigo, WI 54409	4,970,000 (4)	13.56%

Steve Gagnon 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	0%

John LaViolette 2020 General Booth Blvd. ,Unit 230 Virginia Beach, VA 23454	-0- (5)	0%

Sasha Shapiro 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0- (5)	-0-%
All Officers and Directors as a Group (5 persons)	24,088,000	68.62%

(1)	Applicable percentage ownership is based on 29,271,755 shares outstanding as of December 31, 2024. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2023.
(2)	Mr. Ferguson owns directly 15,000,000 shares of common stock.
(3)	Mr. Kaiser owns directly 5,050,000 shares of common stock and he owns indirectly 38,000 shares beneficially through his Company, Yes International, Inc.
(4)	Ms. Donohue owns her 3,970,000 shares beneficially indirectly through her wholly owned companies, TJJR Enterprises, Inc. and Trade Exchange International, Inc. Ms. Donohues is not an officer or director of the Company.
(5)	Mr. Steve Gagnon, Co-CEO, and Mr. John LaViolette Co-CEO, and Mr. Sasha Shapiro, President, as of December 31, 2023 these gentlemen did not own any of the Company’s stock.

RECENT SALES OF UNREGISTERED SECURITIES.

2023 Unregistered Securities

The Company issued no unregistered securities in 2023.

2024 Unregistered Securities

The Company issued no unregistered securities in 2024.

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

REPORTS TO SECURITY HOLDERS

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov

.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, the Company’s Chairman paid in 2024 $33,670 and he paid in 2023 $43,568 of the Company’s expenses.

Mr. Richard Kaiser, the Company’s CFO and Director paid in 2024 $19,729 and paid in 2023 $3,038 of the Company’s expenses.

Mr. Merle Ferguson and Mr. Richard Kaiser are Board Members and Officers of the Company’s wholly-owned subsidiary, Element Global, Inc., a Wyoming Corporation.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2024 was $20,000 and for the year ended December 31, 2023 was $38,500.

The aggregate fees billed by Michael Gillespie & Associates, CPAs,PLLC for audit and review services for financial statements for the year ended December 31, 2024 was $18,750 (On May 7, 2024, the Company’s changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs ,PLLC.)

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2023.

There were no aggregate fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional services rendered for tax services for the fiscal years ended December 31, 2024.

All Other Fees

There were no other fees billed by BF Borgers CPA PC for professional service rendered for the fiscal years ended December 31, 2023, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional service rendered for the fiscal years ended December 31, 2024, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

Date: April 8, 2025

By:	/s/ Steve Gagnon
Chief Executive Officer

By:	/s/ Richard Kaiser

Richard Kaiser, Director, Chief Financial Officer, Principal Accounting Officer and Secretary

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDAIRY

FINANCIAL REPORTS

AT

DECEMBER 31, 2024

BIOFORCE NANOSCIENCES HOLDINGS, INC. AND SUBSIDIARY

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Bioforce Nanosciences Holdings, Inc. and Subsidary

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Bioforce Nanosciences Holdings, Inc. and Subsidiary as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years December 31, 2024  and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, although the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

April 8, 2025

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31,	2024	2023

ASSETS
Current Assets
Cash	$862	$638

Total Current Assets	862	638

Total Assets	$862	$638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$8,836	$2,649
Accrued Board of Directors Compensation	2,019,517	1,596,517
Due to Related Parties	274,101	220,702

Total Current Liabilities	2,302,454	1,819,868

Total Liabilities	2,302,454	1,819,868

Stockholders’ Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 29,271,755 Issued and Outstanding, Respectively	29,272	29,272
Additional Paid-In-Capital	158,789,302	158,781,227
Accumulated Deficit	(161,120,166)	(160,629,729)

Total Stockholders’ Deficit	(2,301,592)	(1,819,230)

Total Liabilities and Stockholders’ Deficit	$862	$638

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2024	2023
Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	423,000	423,000
General and Administrative	67,437	48,953

Total Expenses	490,437	471,953

Net Loss	$(490,437)	$(471,953)

Weighted Average Number of Common Shares -
Basic and Diluted	29,271,755	29,271,755

Net Loss Per Common Shares -
Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2024	2023

Cash Flows from Operating Activities

Net Loss	$(490,437)	$(471,953)

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	6,187	2,251
Accrued Board of Directors Compensation	423,000	423,000

Net Cash Flows Used In Operating Activities	(61,250)	(46,702)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Captial Contributions	8,075	-
Proceeds from Related Parties	53,399	46,606

Net Cash Flows Provided by Financing Activities	61,474	46,606

Net Change in Cash	224	(96)

Cash - Beginning of Year	638	734

Cash - End of Year	$862	$638

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	29,271,755	$29,272	$158,781,227	$(160,157,776)	$(1,347,277)

Net Loss	-	-	-	(471,953)	(471,953)

Balance - December 31, 2023	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

Captial Contributions	-	-	8,075	-	8,075

Net Loss	-	-	-	(490,437)	(490,437)

Balance - December 31, 2024	29,271,755	$29,272	$158,789,302	$(161,120,166)	$(2,301,592)

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2024 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the years ended December 31, 2024 and 2023 the Company paid press release wire services and filing fees a total in the amount of $1,400 and $-0- respectively. The Company also currently operates out of the Yes International Inc., offices at no cost.

During the year ended December 31, 2024 and 2023, two board of directors paid expenses of the Company in the amount of $53,399 and $46,606, respectively.  Due to related parties was $274,101 and $220,702 at December 31, 2024 and 2023, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value. 10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2024 and 2023, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split.  At December 31, 2024, and 2023 there were 29,271,755 shares issued and outstanding, respectively.

NOTE 7- Subsequent Event

On January 24, 2025, the Board of Directors agreed to issue 4,250,000 restricted shares to pay $2,173,000 in accrured pay for directors, officers and related party fees.

Management has fully evaluated the subsequent event per above that occured between the end of the year end report, December 31, 2024, and the statement completion date of April 7, 2025, and management has no other subsequent events to disclosue.