Form 10-Q
period 2025-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2025-05-13
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 12, 2025 the registrant had outstanding 33,521,755 shares of common stock, par value $0.001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS

AT

March 31, 2025

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$13,799	$862

Total Current Assets	13,799	862

Total Assets	$13,799	$862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$21,328	$8,836
Accrued Board of Directors Compensation	211,499	2,019,517
Due to Related Parties	42,214	274,101

Total Current Liabilities	275,041	2,302,454

Total Liabilities	275,041	2,302,454

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 33,521,755 and 29,271,755 Issued and Outstanding, Respectively	33,522	29,272
Additional Paid-In-Capital	161,760,052	158,789,302
Accumulated Deficit	(162,054,816)	(161,120,166)

Total Stockholders' Deficit	(261,242)	(2,301,592)

Total Liabilities and Stockholders' Deficit	$13,799	$862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2025	2024

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750
General and Administrative	27,707	25,063

Total Expenses	133,457	130,813

Loss from Operations Before Loss on Liability Settlement	(133,457)	-

Loss on Liability Settlement	(801,193)	-

Net Loss for the Period	$(934,650)	$(130,813)

Weighted Average Number of Common Shares - Basic and Diluted	32,246,755	29,271,755

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2025	2024

Cash Flows from Operating Activities

Net Loss for the Period	$(934,650)	$(130,813)
Loss on Liability Settlement	801,193	-

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	12,492	7,482
Accrued Board of Directors Compensation	105,750	105,750

Net Cash Flows Used In Operating Activities	(15,215)	(17,581)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Related Parties	28,152	17,583

Net Cash Flows Provided by Financing Activities	28,152	17,583

Net Change in Cash	12,937	2

Cash - Beginning of the Period	862	638

Cash - End of the Period	$13,799	$640

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

Net Loss for the Period	-	-	-	(130,813)	(130,813)

Balance - March 31, 2024	29,271,755	$29,272	$158,781,227	$(160,760,542)	$(1,950,043)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	29,271,755	$29,272	$158,789,302	$(161,120,166)	$(2,301,592)

Common Stock Issued to Satisfy Liabilities	4,250,000	4,250	2,970,750	-	2,975,000

Net Loss for the Period	-	-	-	(934,650)	(934,650)

Balance - March 31, 2025	33,521,755	$33,522	$161,760,052	$(162,054,816)	$(261,242)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2024 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2025 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Related Party Transactions

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended March 31, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $-0- and $-0- respectively.  The Company also currently operates out of the Yes International Inc., offices at no cost.

During the three months ended March 31, 2025 and 2024, two board of directors paid expenses of the Company in the amount of $3,152 and $17,583, respectively.  During the three months ended March 31, 2025, Mr. Merle Ferguson was issued 4,250,000 shares of common stock to reimburse him for accrued compensation and amounts due him totaling $2,173,000. Of this amount Mr. Richard Kaiser allowed Mr. Ferguson to assume $22,154 of his accrued liabilities.  Mr. Ferguson also loaned $25,000 to the Company during the three months ended March 31, 2025. Due to related parties was $42,214 and $274,101 at March 31, 2025 and December 31, 2024, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At March 31, 2025 and December 31, 2024, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At March 31, 2025 and December 31, 2024, there were 33,521,755 and 29,271,755 shares issued and outstanding, respectively.

On January 24, 2025 the Board approved the issuance of 4,250,000 restricted 144-shares of common stock to pay Mr. Ferguson for $2,173,000 that was owed to him.  On January 27, 2025 when the stock was issued, the market value per share was $0.70 or $2,975,000.  The difference of $801,193 is considered a loss on liability settlement and is included in the statement of operations for the three months ended March 31, 2025.

NOTE 7 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date of May 12, 2025, and has determined that it has a subsequent event. A related party on May 1, 2025, advanced to the Company $15,000 for operational and professonal service expenses. The Company does not have any further material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – Three Months Ended March 31, 2025 and 2024 - Unaudited Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2025 and for the three months ended March 31, 2024 were $-0- and $-0-, respectively. During the three months ended March 31, 2025 and 2024 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2025 and 2024 was $-0- .

Gross Margins for the three months ended March 31, 2025 and 2024 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended March 31, 2025 and 2024 was $-0- .

Operating expenses for three months ended March 31, 2025 totaled $133,455 from Board of Director compensation and General and Administrative Expenses, compared to $130,813 for the three months ended March 31, 2024. This increase in March 31, 2025 compared to the same period ended March 31, 2024 was attributed to higher expenses from General and Administrative Expenses.

Net Loss:

Net loss for the three months ended March 31, 2025 and 2024 were $934,650 and $130,813, respectively. During the period ending March 31, 2025, the Company recoreded a Loss on Liabiltiy Settlement of $801,193 from the issuance of shares to pay accurred officer and director fees (See Note 6 in Financial Statements).

Liquidity and Capital Resources:

As of March 31, 2025, the Company’s assets totaled $13,799 which consisted of Cash. Our total liabilities were $275,041 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of March 31, 2025, the Company had an accumulated deficit of $162,054,816 and working capital deficit $261,242.

For the Quarter ended March 31, 2025, net cash used in operations of $15,215 was the result of a net loss for the period of $934,650, from an increase in Accounts Payables and Accrued Expenses of $12,492, and from an increase in accrued Board of Directors' and Officer Compensation of $105,750.

For the Quarter ended March 31, 2024, net cash used in operations of $17,583 was the result of a net loss of $130,813, from an increase Accounts Payables and Accrued Expenses of $7,482, and from an increase accrued Board of Director and Officer Compensation of $105,750.

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

Cash Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 were $15,215 and $17,581, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three month periods ended March 31, 2025 and 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities was $12,937 for three months ended March 31, 2025 from the proceeds from Related Parties, and was $17,583 for three months ended March 31, 2024 from the proceeds from Related Parties.

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

Preferred Stock

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2025:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2025, Company's Board approved the issuance of 4,250,000 restricted 144 shares of common stock to pay for accurred officer and director fees.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 13, 2025	By:	/s/Steve Gagnon
Steve Gagnon Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer, Principal Accounting Officer and Secretary