Form 10-Q
period 2025-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2025-11-19
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 18, 2025 the registrant had outstanding 33,521,755 shares of common stock, par value $0.001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2025

INDEX TO FINANCIAL STATEMENTS

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$784	$862

Total Current Assets	784	862

Total Assets	$784	$862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$10,709	$8,836
Accrued Board of Directors Compensation	421,800	2,019,517
Due to Related Parties	68,213	274,101

Total Current Liabilities	500,722	2,302,454

Total Liabilities	500,722	2,302,454

Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 33,521,755 and 29,271,755 Issued and Outstanding, Respectively	33,522	29,272
Additional Paid-In-Capital	161,760,052	158,789,302
Accumulated Deficit	(162,293,512)	(161,120,166)

Total Stockholders' Deficit	(499,938)	(2,301,592)

Total Liabilities and Stockholders' Deficit	$784	$862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750	317,250	317,250
General and Administrative	10,165	16,274	54,903	50,027

Total Expenses	115,915	122,024	372,153	367,277

Loss from Operations Before Loss on Liability Settlement	(115,915)	(122,024)	(372,153)	(367,277)

Loss on Liability Settlement	-	-	(801,193)	-

Net Loss for the Period	$(115,915)	$(122,024)	$(1,173,346)	$(367,277)

Weighted Average Number of Common Shares - Basic and Diluted	33,521,755	29,271,755	33,101,425	29,271,755

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2025	2024

Cash Flows from Operating Activities

Net Loss for the Period	$(1,173,346)	$(367,277)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Loss on Liability Settlement	801,193	-

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	1,873	3,612
Accrued Board of Directors Compensation	316,051	317,250

Net Cash Flows Used In Operating Activities	(54,229)	(46,415)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions	-	8,075
Proceeds from Related Parties	54,151	39,337

Net Cash Flows Provided by Financing Activities	54,151	47,412

Net Change in Cash	(78)	997

Cash - Beginning of the Period	862	638

Cash - End of the Period	$784	$1,635

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2025 AND 2024

UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

Net Loss for the Period	-	-	-	(130,813)	(130,813)

Balance - March 31, 2024	29,271,755	29,272	158,781,227	(160,760,542)	(1,950,043)

Capital Contributions	-	-	75	-	75

Net Loss for the Period	-	-	-	(114,440)	(114,440)

Balance - June 30, 2024	29,271,755	29,272	158,781,302	(160,874,982)	(2,064,408)

Capital Contributions	-	-	8,000	-	8,000

Net Loss for the Period	-	-	-	(122,024)	(122,024)

Balance - September 30, 2024	29,271,755	$29,272	$158,789,302	$(160,997,006)	$(2,178,432)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	29,271,755	$29,272	$158,789,302	$(161,120,166)	$(2,301,592)

Common Stock Issued to Satisfy Liabilities	4,250,000	4,250	2,970,750	-	2,975,000

Net Loss for the Period	-	-	-	(934,650)	(934,650)

Balance - March 31, 2025	33,521,755	33,522	161,760,052	(162,054,816)	(261,242)

Net Loss for the Period	-	-	-	(122,781)	(122,781)

Balance - June 30, 2025	33,521,755	33,522	161,760,052	(162,177,597)	(384,023)

Net Loss for the Period	-	-	-	(115,915)	(115,915)

Balance - September 30, 2025	33,521,755	$33,522	$161,760,052	$(162,293,512)	$(499,938)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2024 audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the nine months ended September 30, 2025 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Related Party Transactions

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended September 30, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $900 and $700 respectively.  For each of the nine months ended September 30, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $2,680 and $700 respectively The Company also currently operates out of Yes International Inc., offices at no cost.

During the nine months ended September 30, 2025 and 2024, two board of directors paid expenses of the Company in the amount of $3,152 and $39,338, respectively.  During the nine months ended September 30, 2025, Mr. Merle Ferguson was issued 4,250,000 shares of common stock to reimburse him for accrued compensation and amounts due him totaling $2,173,000. Of this amount Mr. Richard Kaiser allowed Mr. Ferguson to assume $22,154 of his accrued liabilities.  Mr. Ferguson also loaned $51,000 to the Company during the nine months ended September 30, 2025. Due to related parties was $68,213 and $274,101 at September 30, 2025 and December 31, 2024, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2025 and December 31, 2024, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At September 30, 2025 and December 31, 2024, there were 33,521,755 and 29,271,755 shares issued and outstanding, respectively.

On January 24, 2025 the Board approved the issuance of 4,250,000 shares of common stock to pay Mr. Ferguson for $2,173,000 that was owed to him.  On January 27, 2025 when the stock was issued, the market value per share was $0.70 or $2,975,000.  The difference of $801,193 is considered a loss on liability settlement and is included in the statement of operations for the nine months ended September 30, 2025.

NOTE 7 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2025 to the date of November 18, 2025 and has determined that it did have a subsequent event. A related party on November 10, 2025, deposited $10,000 into the Company’s bank account to cover the Company's professional fees and other operational expenses.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – Three Months Ended September 30, 2025 and 2024 - Unaudited Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended September 30, 2025 and for the three months ended September 30, 2024 were $-0- and $-0-, respectively. During the three months ended September 30, 2025 and 2024, the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended September 30, 2025 and 2024 was $-0- .

Gross Margins for the three months ended September 30, 2025 and 2024 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended September 30, 2025 and 2024 was $-0- .

Operating expenses for three months ended September 30, 2025 totaled $115,915 from Board of Director compensation and General and Administrative Expenses, compared to $122,024 for the three months ended September 30, 2024. The decrease in September 30, 2025 compared to the same period ended September 30, 2024 was attributed to lower General and Administrative Expenses.

Nine Months – September 30, 2025 and 2024 - Unaudited Statements

The Sales Revenue from the Company’s "BioForce Eclipse" vitamin supplement for the nine months ended September 30, 2025 and 2024 were $-0-, Company sold no units of its Bioforce Eclipse" vitamin supplement.

The Cost of Sales for the nine months ended September 30, 2025 and 2024 were $-0-.

Gross Margins for the nine months ended September 30, 2025 and 2024 were 0% from the sale of -0- units of the “BioForce Eclipse” supplement product.

Gross Profit for the nine months ended September 30, 2025 and 2024 were $-0-.

Operating expenses for nine months ended September 30, 2025, totaled $372,153 from Board of Director Compensation and General and Administrative Expenses, compared to $$367,277 for the nine months ended September 30, 2024. The increase in the nine months ended September 30, 2025 compared to the same period ended September 30, 2024 was attributed to higher General and Administrative Expenses

Net Loss:

Net loss for the three months ended September 30, 2025 and 2024 were $115,915 and $122,024 respectively. Net loss for the nine months ended September 30, 2025 and 2024 were $1,173,346 and $367,277, respectively. During the nine months ended September 30, 2025, the Company recorded a Loss on Liability Settlement of $801,193 from the issuance of shares to pay accrued officer and director fees (See Note 6 in Financial Statements).

Liquidity and Capital Resources:

As of September 30, 2025, the Company’s assets totaled $784 which consisted of Cash. Our total liabilities were $500,722 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of September 30, 2025, the Company had an accumulated deficit of $162,293,512 and working capital deficit $499,938.

For the nine months ended September 30, 2025, net cash used in operations of $54,229 was the result of a net loss for the period of $1,173,346, from an increase in loss on liability settlement of $801,193, Accounts Payables and Accrued Expenses of $1,873, an increase in Due to Related Parties of $54,151, and from an increase in accrued Board of Directors' and Officer Compensation of $316,051.

For the nine months ended September 30, 2024, net cash used in operations of $46,415 was the result of a net loss of $367,277, from an increase Accounts Payables and Accrued Expenses of $3,612, an increase in Capital Contribution of $8,075, an increase in Due to Related Parties of $39,337, and from an increase accrued Board of Director and Officer Compensation of $317,250.

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

Cash Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 were $54,229 nd $46,415, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the nine month periods ended September 30, 2025 and 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities was $54,151 for nine months ended September 30, 2025 from the proceeds from Related Parties, and was $47,412 for nine months ended September 30, 2024 from Capital Contributions and proceeds from Related Parties.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2025

Evaluation of Internal Control over Financial Reporting

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2025:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the period ended September 30, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ending September 30, 2025, the Company's Board, on January 24, 2025, approved the issuance of 4,250,000 restricted 144 shares of common stock to pay for accrued officer and director fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

A related party, on November 10, 2025, provided the Company $10,000 to pay professional service fees and other operational expenses.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: November 19, 2025	By:	/s/Steve Gagnon
Steve Gagnon
Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser
Chief Financial Officer, Principal Accounting Officer and Secretary