Form 10-K
period 2025-12-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2026-04-15
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Securities registered under Section 12(g) of the Act:  Common Stock par value $0.001; Stock symbol: BFNH

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of  the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the 5,843,755 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.45 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2025) was approximately $2,629,690.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  At April 14, 2026, the registrant had outstanding 33,521,755 shares of common stock, par value $0.001 per share.

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

Reverse Stock Split

On December 2, 2019, The Board of Directors of the Company unanimously approved an amendment to the Company's Articles of Incorporation in order to effect a plan of recapitalization that provides for a one-for-five (1-for-5) reverse stock split of our common stock.  Pursuant to written resolutions, the shareholders of the Company voted to approve the proposal to authorize the reverse split. The reverse stock split took effect, after filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada. The amended Articles of Incorporation did not change the authorized shares. The common and preferred shares have a par value of $0.001 per share. Based on the amended Articles of Incorporation the Company has 10,000,000 Series 'A' Preferred shares outstanding, and each share has voting and conversion rights so that one Series 'A' Preferred is equivalent 100 common shares (see Exhibit 3.2). As of the date of this filing, there are no Series 'A' Preferred shares issued or outstanding.

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

2024 Quater Ended:	High	Low
March 31, 2024	$1.70	$1.70
June 30, 2024	$1.80	$1.80
September 30, 2024	$1.10	$1.10
December 31, 2024	$0.3415	$0.3415

2025 Quater Ended:	High	Low
March 31, 2025	$0.40	$0.40
June 30, 2025	$0.45	$0.45
September 30, 2025	$0.612	$0.51
December 31, 2025	$0.58	$0.58

As of December 31, 2025, we were authorized to issue 900,000,000 shares of our common stock, of which 33,521,755 shares were outstanding. Our shares of common stock are held by approximately 234 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Share Issuances

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

Unless the context otherwise suggests, "we," "our," "us," and similar terms, as well as references to "BFNH" and "BioForce Nanosciences Holdings," all refer to the "Company".

The Company's mission is to become a leading provider of natural vitamins, minerals and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.

For a complete discussion of our former businesses, please see our previous Form 10-Ks, 10-Qs, and 8-Ks filed with the SEC.

Going Concern

On December 31, 2025, we had total assets of $786 and total liabilities of $618,522. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2025, BioForce had an accumulated deficit of $162,411,310 which included a net loss of $1,291,144. Also, during the year ended December 31 2025, we used net cash of $65,074 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024.

Revenues for the Company's year ended December 31, 2025 and December 31, 2024 totaled $-0- from the sales of its vitamin supplements.

Cost of Goods Sold for the year ended December 31, 2025 and December 31, 2024 totaled $-0- . Company had -0- unit sales of the "BioForce Eclipse" supplement product  in 2025 and 2024.

Gross margins for year ended December 2025 and 2024 was $-0- due to -0- units sold of the "BioForce Eclipse" supplement product.

Gross profit for the year ended December 31, 2025 and 2024 was $-0- due to -0- sales of the Company's vitamin supplement product.

General and Administrative expenses for the year ended December 31, 2025 totaled $66,951 compared to $67,437 for December 31, 2024, primarily due to decrease in professional service fees.

Total Expense for the year ending December 31, 2025 was $489,951 compared to $490,437 for year ending December 31, 2024, the decrease was from lower General and Administrative fees in 2025.

Net Loss

Net loss for the years ended December 31, 2025 and 2024 were $1,291,951 and $490,437, respectively. The increase in loss was due to loss on liability settlement of $801,193.

Liquidity and Capital Resources:

As of December 31, 2025, our assets totaled $786 in cash. The Company's total liabilities were $619,329 which consisted of accounts payable and accrued expenses, accrued board of directors’ compensation and amounts due to related parties. As of December 31, 2025, the Company had an accumulated deficit of $162,412,117 and working capital deficit of $618,543.

For the year ended December 31, 2025, net cash used in operations of $65,150 was the result of a net loss of $1,291,951, from a loss on liability settlement of $802,000, a decrease in accounts payable and accrued expenses of $3,000 and from a decrease in accrued board of directors compensation of $421,801.

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

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2025, and 2024.

Cash from Financing Activities

Net cash provided by financing activities was $65,074 for year ended December 31, 2025, and was $61,474 for year ended December 31, 2024.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information.

Subsequent Event

The Company on March 03, 2026, received a legal settlement for $15,322 from a class action law suit against it former auditor, BF Borgers, CPA.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	79	CEO/President/Treasurer/Director
Richard Kaiser	61	CFO/Secretary/Director
Steve Gagnon	64	Co-CEO
John LaViolette	64	Co-CEO
Sasha Shapiro	63	President

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the Company. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah, a biotech company involved in the manufacturing and marketing of products involving stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades under the symbol PRED. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services. The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. From January 2002 to 2014, Mr. Ferguson served as an Officer and Director of Gold Rock. Since 2014, he has also served as President, Chairman and CEO of Gold Rock Holdings, Inc, ("Gold Rock"), located in Virginia Beach, Virginia, which Gold Rock Holdings provides underground contruction managment services for laying fiber optic and copper cables. As of October 2024, Mr. Ferguson resigned as CEO and remains Chairman and President.  Gold Rock Holdings, Inc. is a stock that is traded on the over-the-counter market. From November 2018 to June 2023, Mr. Ferguson served as a Chairman and CEO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA. The Board reviewed Mr. Ferguson's background and it considers him as qualified to fill this position, due to his extensive business experience and work with public companies.

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

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary ($)(2)	Stock Award ($)	Total ($) (1)(2)(3)

Merle Ferguson Chairman (1)(2)	2024 2025	$-0- $-0-	$-0- $2,173,000	$-0- $2,173,000

Richard Kaiser CFO,Secretary and Director (3)(4)	2024 2025	$-0- $1,200	$-0- $-0-	$-0- $-0-

Steve Gagnon (5) Co-CEO	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-

John LaViolette (5) Co-CEO	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-

Sasha Shapiro (5) President	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1).	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2).	During the year ended December 31, 2025, Mr. Merle Ferguson was issued 4,250,000 shares of common stock to reimburse him for accrued compensation and amounts due him totaling $2,173,000.
(3).	Richard Kaiser was paid $1,200 for accrued compensation.
(4).	Employment agreements were entered into with Mr. Ferguson and Mr. Kaiser. Under the terms of those employment agreements Mr. Ferguson is owed $360,000 and Mr. Kaiser is owed $$167,500 through the year-ended December 31, 2025. Those amounts have been accrued by the Company, but not paid. These wages may or may not be paid in the future or, in the alternative, the Company could issue stock in lieu of those payments.
(5.)	The Board of Directors of BioForce Nanosciences Holdings, Inc. on November 30, 2021 appointed both Mr. Steve Gagnon and Mr. John LaViolette as Co-Chief Executive Officers (Co-CEOs), and appointed Sasha Shapiro as President. As of the date of the filing no compensation package has yet to be determined.

Employment Agreements

On March 31, 2020, the Board of Directors approved the employment agreement for Mr. Merle Ferguson as the Company's Chairman, CEO, and President. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as President shall receive a fee of Two Hundred Eighty Eight Dollars US ($288,000) per year for five (5) years of services rendered with a start date of March 23, 2020; payable in new common S3, S8, or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Ferguson was issued One Million Five Hundred Thousand (1,500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per this employment agreement. Subsequently, on December 04, 2020, Mr. Merle Ferguson returned these Preferred Series 'A' shares and they were cancelled by the Board in exchange for 11,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that Mr. Ferguson had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act. On November 29, 2021, the Board of Directors accepted the resignation of Mr. Merle Ferguson as Chief Executive Officer and President, effective November 30, 2021. Mr. Ferguson remains Chairman of the Board of Director of BioForce Nanoscience, Inc. and his March 31, 2020 contract remains in effect as a month to month contract with a 30-day notification on cancellation.

On March 31, 2020, the Board of Directors approved the employment agreement of Mr. Richard Kaiser as the Company's Director, CFO, and Secretary. In consideration of the execution of the Agreement, and the performance of his obligations hereunder, as Chief Financial Officer shall receive a fee of One Hundred Thirty Five Thousand Dollars US ($135,000) per year for five (5) years of services rendered with a start date of March 25, 2020; payable in registered shares or restricted shares (dependent upon registration availability), cash or combination of cash and shares of BioForce Nanosciences Holdings, Inc. Further, Mr. Kaiser was issued Five Hundred Thousand (500,000) Preferred 'A' Shares, par value $0.001, as a one-time signing bonus per the employment agreement. Subsequently, on December 04, 2020, Mr. Richard Kaiser returned these Series 'A' Preferred shares and they were cancelled by the Board in exchange for 3,000,000 common shares, par value $0.001. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. In addition, the transfer of the common stock represented that he had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book-entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act. The contract is now month-to-month with a 30-day notification on cancellation.

As of the date of this filing, Mr. Steve Gagnon and Mr. John LaViolette are Co-Chief Executive Officers (Co-CEOs), and Sasha Shapiro is the President. These executive positions are held without employment agreements; compensation has yet to be determined.

Stock Options

The Company had no stock options outstanding at December 31, 2025.

Board of Directors Compensation

Our executive directors did not receive compensation for their service as Directors of the Company for the years ended December 31, 2025, amounts are accrued.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2025, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned		Percentage Ownership of Common stock (1)
Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	22,080,000	(2)	65.87%

Richard Kaiser 3419 Virginia Beach Blvd., Suite 252 Virginia Beach, VA 23452	5,088,000	(3)	15.18%

Steve Gagnon 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0-	(4)	0%

John LaViolette 2020 General Booth Blvd. ,Unit 230 Virginia Beach, VA 23454	-0-	(4)	0%

Sasha Shapiro 2020 General Booth Blvd., Unit 230 Virginia Beach, VA 23454	-0-	(4)	-0-%
All Officers and Directors as a Group (5 persons)	27,168,000		81.05%

(1)	Applicable percentage ownership is based on 33,521,755 shares outstanding as of December 31, 2025. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2025.
(2)	Mr. Ferguson owns directly 22,080,000 shares of common stock.
(3)	Mr. Kaiser owns directly 5,050,000 shares of common stock and he owns indirectly 38,000 shares beneficially through his Company, Yes International, Inc.
(5)	Mr. Steve Gagnon, Co-CEO, and Mr. John LaViolette Co-CEO, and Mr. Sasha Shapiro, President, as of December 31, 2023 these gentlemen did not own any of the Company's stock.

RECENT SALES OF UNREGISTERED SECURITIES.

2024 Unregistered Securities

The Company issued no unregistered securities in 2024.

2025 Unregistered Securities

The Company issued issued 4,250,000 shares of common stock. On January 24, 2025, the Board of Directors agreed to issue 4,250,000 restricted shares to pay $2,173,000 in accrured pay for directors, officers and related party fees.

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the years ended December 31, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $3,680 and $1,400 respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

During the years ended December 31, 2025 and 2024, two board of directors paid expenses of the Company in the amount of $4,075 and $53,399, respectively.  During the year ended December 31, 2025, Mr. Merle Ferguson was issued 4,250,000 shares of common stock to reimburse him for accrued compensation and amounts due him totaling $2,173,000. Of this amount Mr. Richard Kaiser allowed Mr. Ferguson to assume $22,154 of his accrued liabilities.  Mr. Ferguson also loaned $51,000 to the Company during the year ended December 31, 2025. A shareholder also loaned money to the Company during the year ended December 31, 2025 in the amount of $10,000, a formal note has not been finalized. Due to related parties was $79,136 and $274,101 at December 31, 2025 and 2024, respectively.

Mr. Merle Ferguson and Mr. Richard Kaiser are Board Members and Officers of the Company's wholly-owned subsidiary, Element Global, Inc., a Wyoming Corporation.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2024 was $20,000.

The aggregate fees billed by Michael Gillespie & Associates, CPAs, PLLC for audit and review services for financial statements for the year ended December 31, 2024 was $18,750 (On May 7, 2024, the Company's changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs, PLLC) and fees for the year ended December 31, 2025 were $51,833.

Tax Fees

There were no aggregate fees billed by Michael Gillespie & Associates, CPAs, PLLC for professional services rendered for tax services for the fiscal years ended December 31, 2025 and 2024.

All Other Fees

There were no other fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional service rendered for the fiscal years ended December 31, 2025, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

Date: April 15, 2026

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

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors & Shareholders

Bioforce Nanosciences Holdings, Inc.and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Bioforce Nanosciences Holdings, Inc. and Subsidiary as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years December 31, 2025  and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

April 13, 2026

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024
ASSETS
Current Assets
Cash	$786	$862

Total Current Assets	786	862

Total Assets	$786	$862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$ 11,836	$ 8,836
Accrued Board of Directors Compensation	506,203	2,019,517
Due to Related Parties	101,290	274,101

Total Current Liabilities	619,329	2,302,454

Total Liabilities	619,329	2,302,454

Preferred Stock
Preferred Stock A- $0.001 Par; 10,000,000 Shares Authorized, -0- Issued and Outstanding, Respectively	-	-
Stockholders' Deficit
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 33,521,755 and 29,271,755 Issued and Outstanding, Respectively	33,522	29,272
Additional Paid-In-Capital	161,760,052	158,789,302
Accumulated Deficit	(162,412,117)	(161,120,166)

Total Stockholders' Deficit	(618,543)	(2,301,592)

Total Liabilities and Stockholders' Deficit	$786	$862

The accompanying notes are an integral part of these consolidated financial statements

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2025	2024

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	423,000	423,000
General and Administrative	66,951	67,437

Total Expenses	489,951	490,437

Loss from Operations Before Loss on Liability Settlement	(489,951)	(490,437)

Loss on Liability Settlement	(802,000)	-

Net Loss	$(1,291,951)	$(490,437)

Weighted Average Number of Common Shares - Basic and Diluted	33,207,371	29,271,755

Net Loss Per Common Shares - Basic and Diluted	$(0.04)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2025	2024

Cash Flows from Operating Activities

Net Loss	$(1,291,951)	$(490,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Liability Settlement	802,000	-

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	3,000	6,187
Accrued Board of Directors Compensation	421,801	423,000

Net Cash Flows Used In Operating Activities	(65,150)	(61,250)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions	-	8,075
Proceeds from Related Parties	65,074	53,399

Net Cash Flows Provided by Financing Activities	65,074	61,474

Net Change in Cash	(76)	224

Cash - Beginning of the Year	862	638

Cash - End of the Year	$786	$862

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	29,271,755	$29,272	$158,781,227	$(160,629,729)	$(1,819,230)

Capital Contributions	-	-	8,075	-	8,075

Net Loss	-	-	-	(490,437)	(490,437)

Balance - December 31, 2024	29,271,755	$29,272	$158,789,302	$(161,120,166)	$(2,301,592)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	29,271,755	$29,272	$158,789,302	$(161,120,166)	$(2,301,592)

Common Stock Issued to Satisfy Liabilities	4,250,000	4,250	2,970,750	-	2,975,000

Net Loss	-	-	-	(1,291,951)	(1,291,951)

Balance - December 31, 2025	33,521,755	$33,522	$161,760,052	$(162,412,117)	$(618,543)

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

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact on its financial statements.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2025 due to lack of revenues the officers of the Company paid for all expenses through loans to the Company.  This allowed the Company to continue as a going concern.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For each of the years ended December 31, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $3,680 and $1,400 respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

During the years ended December 31, 2025 and 2024, two board of directors paid expenses of the Company in the amount of $4,075 and $53,399, respectively.  During the year ended December 31, 2025, Mr. Merle Ferguson was issued 4,250,000 shares of common stock to reimburse him for accrued compensation and amounts due him totaling $2,173,000. Of this amount Mr. Richard Kaiser allowed Mr. Ferguson to assume $3,386 of his accrued liabilities and $644,023 of his accrued compensation for a total of $647,409. Mr. Ferguson also loaned $51,000 to the Company during the year ended December 31, 2025. A shareholder also loaned money to the Company during the year ended December 31, 2025 in the amount of $10,000, a formal note has not been finalized. Due to related parties was $101,290 and $274,101 at December 31, 2025 and 2024, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At December 31, 2025 and 2024, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  On November 25, 2019, the board of directors approved a 5 to 1 reverse split. At December 31, 2025 and 2024, there were 33,521,755 and 29,271,755 shares issued and outstanding, respectively.

On January 24, 2025, the Board approved the issuance of 4,250,000 shares of common stock to pay Mr. Ferguson for $2,173,000 that was owed to him.  On January 27, 2025 when the stock was issued, the market value per share was $0.70 or $2,975,000.  The difference of $802,000 is considered a loss on liability settlement and is included in the statement of operations for the year ended December 31, 2025.

NOTE 7 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2025 to the date of April 15, 2026 and has determined that it does have a material subsequent events to disclose in these financial statements. The Company on March 03, 2026, received a legal settlement for $15,322 from a class action law suit against it former auditor, BF Borgers, CPA.