Form 10-Q
period 2026-03-31
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2026-05-19
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 18, 2026 the registrant had outstanding 33,549,005 shares of common stock, par value $0.001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS

AT

March 31, 2026

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

March 31,	2026	2025
ASSETS
Current Assets
Cash	$6,347	$786

Total Current Assets	6,347	786

Total Assets	$6,347	$786

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$20,085	$11,836
Accrued Board of Directors Compensation	607,453	506,203
Due to Related Parties	99,763	101,290

Total Current Liabilities	727,301	619,329

Total Liabilities	727,301	619,329

Stockholders' Deficit
Common Stock - $ 0.001 Par; 900,000,000 Shares Authorized, 33,521,755 Issued and Outstanding	33,522	33,522
Additional Paid-In-Capital	161,760,052	161,760,052
Accumulated Deficit	(162,514,528)	(162,412,117)

Total Stockholders' Deficit	(720,954)	(618,543)

Total Liabilities and Stockholders' Deficit	$6,347	$786

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2026	2025

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Directors Compensation	105,750	105,750
General and Administrative	11,983	27,707

Total Expenses	117,733	133,457

Loss from Operations Before Other Income and (Expense)	(117,733)	(133,457)

Other Income and (Expense)
Legal Settlement	15,322	-
Loss on Liability Settlement	-	(802,000)

Total Other Income and (Expense)	15,322	(802,000)

Net Loss for the Period	$(102,411)	$(935,457)

Weighted Average Number of Common Shares -
Basic and Diluted	33,521,755	32,246,755

Net Loss for the Period Per Common Shares -
Basic and Diluted	$(0.00)	$(0.03)

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2026	2025

Cash Flows from Operating Activities

Net Loss for the Period	$(102,411)	$(935,457)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Loss on Liability Settlement	-	802,000

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	8,249	12,492
Accrued Board of Directors Compensation	101,250	105,750

Net Cash Flows Provided by (Used In) Operating Activities	7,088	(15,215)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from (Payments to) Related Parties	(1,527)	28,152

Net Cash Flows Provided by (Used in) Financing Activities	(1,527)	28,152

Net Change in Cash	5,561	12,937

Cash - Beginning of the Period	786	862

Cash - End of the Period	$6,347	$13,799

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	29,271,755	$29,272	$158,789,302	$(161,120,166)	$(2,301,592)

Common Stock Issued to Satisfy Liabilities	4,250,000	4,250	2,970,750	-	2,975,000

Net Loss for the Period	-	-	-	(935,457)	(935,457)

Balance - March 31, 2025	33,521,755	$33,522	$161,760,052	$(162,055,623)	$(262,049)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2026	33,521,755	$33,522	$161,760,052	$(162,412,117)	$(618,543)

Net Loss for the Period	-	-	-	(102,411)	(102,411)

Balance - March 31, 2026	33,521,755	$33,522	$161,760,052	$(162,514,528)	$(720,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2025 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results of operations expected for the year ending December 31, 2026.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2026 due to the receipt of a legal settlement, the Company was able to pay for its expenses.  This allowed the Company to continue as a going concern. Once that settlement is used up in full the Company will have to rely on the officers to pay for all expenses through loans to the Company.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For the three months ended March 31, 2026 and 2025 the Company paid press release wire services and filing fees a total in the amount of $185 and $-0- respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

During the three months ended March 31, 2026 and 2025, two board of directors paid expenses of the Company in the amount of $-0- and $3,152, respectively.  During the three months ended March 31, 2025, Mr. Merle Ferguson was issued 4,250,000 shares of common stock to reimburse him for accrued compensation and amounts due him totaling $2,173,000. Of this amount Mr. Richard Kaiser allowed Mr. Ferguson to assume $3,386 of his accrued liabilities and $644,023 of his accrued compensation for a total of $647,409.  Mr. Ferguson also loaned $51,000 to the Company during the year ended December 31, 2025. A shareholder also loaned money to the Company during the year ended December 31, 2025 in the amount of $10,000, a formal note was finalized and converted in April 2026. During the three months ended March 31, 2026 $1,527 was repaid to related parties. Due to related parties was $99,763 and $101,290 at March 31, 2026 and December 31, 2025, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At  March 31, 2026 and December 31, 2025, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At March 31, 2026 and December 31, 2025, there were 33,521,755 shares issued and outstanding.

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

NOTE 7 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2026 to the date of May 19, 2026, and has determined that it does have material subsequent events to disclose in these financial statements.

In April the board of directors received a conversion notice from Nauri Dean Ahmad from whom the Company had borrowed $10,000. In accordance with the loan document between Mr. Ahmad and the Company, Mr Ahmad was entitled to $11,000 in principal and interest repayment and 3,000 restricted shares as a premium for giving the Company a loan.  Mr. Ahmad received 24,250 shares of restricted 144 common stock on April 16, 2026 based on the closing price on that day.

On April 15, 2026, Mr. Merle Ferguson, Chairman of the Board of Directors cancelled his month to month contract of $24,000. Mr. Ferguson also forgave all amounts due him related to his accrued compensation agreement and other amounts due to him related to funding expenses of the Company as of April 17, 2026.

Subsequent to the close of the March 31, 2026 quarter, on April 15, 2026, Merle Ferguson, a director of the Company sold his controlling stock interest, approximately 80%, in a private transaction to Nexus Capital Investments, Inc.

A related party on May 18, 2026, advanced to the Company $13,000 for operational and professonal service expenses.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – Three Months Ended March 31, 2026 and 2025 - Unaudited Statements

The Sales Revenue from the Company’s BioForce Eclipse vitamin supplements for the three months ended March 31, 2026 and for the three months ended March 31, 2025 were $-0- and $-0-, respectively. During the three months ended March 31, 2026 and 2025 the Company received no orders, -0- units of its Bioforce Eclipse supplement product.

The Cost of Goods Sold for the three months ended March 31, 2026 and 2025 was $-0- .

Gross Margins for the three months ended March 31, 2026 and 2025 was 0% from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for the three months ended March 31, 2026 and 2025 was $-0- .

Operating expenses for three months ended March 31, 2026 totaled $117,733 from Board of Director compensation and General and Administrative Expenses, compared to $133,455 for the three months ended March 31, 2025. This decrease in March 31, 2026 compared to the same period ended March 31, 2025 was attributed to lower General and Administrative Expenses.

Net Loss:

Net loss for the three months ended March 31, 2026 and 2025 were $102,411 and $934,650, respectively. During the period ending March 31, 2026, the Company recoreded Other Income from a legal settlement in the amount of $15,322.

Liquidity and Capital Resources:

As of March 31, 2026, the Company’s assets totaled $6,347 which consisted of Cash. Our total liabilities were $727,301 from accounts payable and accrued expenses, accrued director compensation expenses and amounts due to related parties. As of March 31, 2026, the Company had an accumulated deficit of $162,514,528 and working capital deficit $720,954.

For the Quarter ended March 31, 2026, net cash provided by operations of $7,088 was the result of a net loss for the period of $102,411, from an increase in Accounts Payables and Accrued Expenses of $8,249, and from an increase in accrued Board of Directors' and Officer Compensation of $101,250.

For the Quarter ended March 31, 2025, net cash used in operations of $15,215 was the result of a net loss for the period of $934,650, from loss on liability settlement of $802,000, an increase in Accounts Payables and Accrued Expenses of $12,492, and from an increase in accrued Board of Directors' and Officer Compensation of $105,750.

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

Cash Used In Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $7,088, and March 31, 2025, net cash used in operating activities was $15,215.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three month periods ended March 31, 2026 and 2025.

Cash Provided by Financing Activities

Net cash used in financing activities was $1,527 for three months ended March 31, 2026 from the payments made to Related Parties, and Net cash provided by financing activities was $28,152 for three months ended March 31, 2025, from proceeds from Related Parties.

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

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2025 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2026.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2026:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2026, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2026

Subsequent to the close of the March 31, 2026 quarter, in April 2026, the board of directors received a conversion notice from Nauri Dean Ahmad from whom the Company had borrowed $10,000. In accordance with the loan document between Mr. Ahmad and the Company, Mr Ahmad was entitled to $11,000 in principal and interest repayment and 3,000 restricted shares as a premium for giving the Company a loan.  Mr. Ahmad received 24,250 shares of restricted 144 common stock on April 16, 2026, based on the closing price on that day.

2025

On January 24, 2025, Company's Board approved the issuance of 4,250,000 restricted 144 shares of common stock to pay for accrued officer and director fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent to the close of the March 31, 2026 quarter, in April 2026, the board of directors received a conversion notice from Nauri Dean Ahmad from whom the Company had borrowed $10,000. In accordance with the loan document between Mr. Ahmad and the Company, Mr Ahmad was entitled to $11,000 in principal and interest repayment and 3,000 restricted shares as a premium for giving the Company a loan.  Mr. Ahmad received 24,250 shares of restricted 144 common stock on April 16, 2026, based on the closing price on that day.

Subsequent to the close of the March 31, 2026 quarter, on April 15, 2026, Merle Ferguson, a director of the Company sold his controlling stock interest, approximately 80%, in a private transaction to Nexus Capital Investments, Inc.

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

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: May 19, 2026	By:	/s/Steve Gagnon
Steve Gagnon Chief Executive Officer

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer, Principal Accounting Officer and Secretary