Form 10-Q
period 2026-06-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2026-08-10
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 10, 2026 the registrant had outstanding 33,549,005 shares of common stock, par value $0.001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS

AT

JUNE 30, 2026

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$307	$786
Prepaid Expenses	2,153,243	-

Total Current Assets	2,153,550	786

Capital Land Leases	$234,525	$786

Total Assets	$2,388,075	$786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$12,284	$11,836
Accrued Board of Directors Compensation	21,750	506,203
Due to Related Parties	50,733	101,290

Total Current Liabilities	84,767	619,329

Total Liabilities	84,767	619,329

Stockholders' Equity (Deficit)
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 33,549,005 and 33,521,755 Issued and Outstanding, Respectively	33,549	33,522
Additional Paid-In-Capital	162,061,305	161,760,052
Stock Payable	2,484,300	-
Accumulated Deficit	(162,275,846)	(162,412,117)

Total Stockholders' Equity (Deficit)	2,303,308	(618,543)

Total Liabilities and Stockholders' Equity (Deficit)	$2,388,075	$786

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	143,750	105,750	249,500	211,500
General and Administrative	118,580	17,031	130,563	44,738

Total Expenses	262,330	122,781	380,063	256,238

Loss from Operations Before Other Income and (Expense)	(262,330)	(122,781)	(380,063)	(256,238)

Other Income and (Expense)
Forgiveness of Debt	502,373	-	502,373	-
Legal Settlement	-	-	15,322	-
Loss on Liability Settlement	(1,361)	-	(1,361)	(802,000)

Total Other Income and (Expense)	501,012	-	516,334	(802,000)

Net Income (Loss) for the Period	$238,682	$(122,781)	$136,271	$(1,058,238)

Weighted Average Number of Common Shares - Basic and Diluted	33,544,161	33,521,755	33,532,896	32,887,777

Net Loss for the Period Per Common Shares - Basic and Diluted	$0.01	$(0.00)	$0.00	$(0.03)

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2026	2025

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$136,271	$(1,058,238)
Adjustments to reconcile net income (loss) for the period to net cash used in operating activities:
Board of Directors' Fees Transferred to Stock Payable	155,000	-
Forgiveness of Debt	(502,373)	-
Forgiveness of Accounts Payable	(2,895)	-
Consulting Fees to be Paid with Stock Payable	68,750	-
Interest Expense Paid with Common Stock	1,000	-
Land Lease Expense Gifted by Shareholder	7,485	-
Legal Fees to be Paid with Stock Payable	22,917	-
Loss on Liability Settlement	1,361	802,000
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	3,342	1,630
Accrued Board of Directors Compensation	89,250	211,500

Net Cash Flows Used In Operating Activities	(19,892)	(43,108)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contribution	2,000	-
Proceeds from Related Parties	17,413	43,151

Net Cash Flows Provided by Financing Activities	19,413	43,151

Net Change in Cash	(479)	43

Cash - Beginning of the Period	786	862

Cash - End of the Period	$307	$905

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 - UNAUDITED

	Common Stock		Additional			Total
	$ 0.001 Par		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance - January 1, 2025	29,271,755	$29,272	$158,789,302	-	$(161,120,166)	$(2,301,592)

Common Stock Issued to Satisfy Liabilities	4,250,000	4,250	2,970,750	-	-	2,975,000

Net Loss for the Period	-	-	-	-	(934,650)	(934,650)

Balance - March 31, 2025	33,521,755	33,522	161,760,052	-	(162,054,816)	(261,242)

Net Loss for the Period	-	-	-	-	(122,781)	(122,781)
Balance - June 30, 2025	33,521,755	$33,522	$161,760,052	-	$(162,177,597)	$(384,023)

	Common Stock		Additional			Total
	$ 0.001 Par		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance - January 1, 2026	33,521,755	$33,522	$161,760,052	-	$(162,412,117)	$(618,543)

Net Loss for the Period	-	-	-	-	(102,411)	(102,411)

Balance - March 31, 2026	33,521,755	$33,522	$161,760,052	-	$(162,514,528)	$(720,954)

Capital Contribution - Cash	-	-	2,000	-	-	2,000

Capital Contribution - Oil & Gas Leases	-	-	286,920	-	-	286,920

Common Stock Issued to Satisfy Due to Related Party	27,250	27	12,333	-	-	12,360

Common Stock Payable - Consulting and Legal Fees	-	-	-	2,200,000	-	2,200,000

Common Stock Payable - Board of Directors Compensation	-	-	-	284,300	-	284,300

Net Income for the Period	-	-	-	-	238,682	238,682

Balance - June 30, 2026	33,549,005	$33,549	$162,061,305	$2,484,300	$(162,275,846)	$2,303,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999 as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. (“BioForce”), a Delaware corporation, and changed the corporate name at that time. On May 6, 2020, the Company purchased 100,000 shares of Element Acquisition Corporation for $1,000 which then became a wholly owned subsidiary. On October 15, 2020, the Company’s wholly-owned subsidiary changed its name from Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. On December 14, 2021, the Company’s wholly-owned subsidiary changed its name from BioForce Nanosciences Holdings, Inc., a Wyoming corporation to Element Global Inc., a Wyoming corporation. The Company’s mission is to become a leading provider of vitamin, mineral and other nutritional supplements, powders and beverages, formulated to promote a healthier lifestyle for active individuals in all age ranges.  On June 18, 2026 the Company changed its business operations from the vitamin supplement industry to the oil and gas industry.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2025 audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results of operations expected for the year ending December 31, 2026.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three and six months ended June 30, 2026 due to the receipt of a legal settlement, the Company was able to pay for its expenses.  This allowed the Company to continue as a going concern. Once that settlement is used up in full the Company will have to rely on the officers to pay for all expenses through loans to the Company.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For the three months ended June 30, 2026 and 2025 the Company paid press release wire services and filing fees a total in the amount of $3,388 and $1,780 respectively. For the six months ended June 30, 2026 and 2025 the Company paid press release wire services and filing fees a total in the amount of $3,573 and $1,780 respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

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

During the year ended December 31, 2025, Mr. Ahmad, a shareholder, loaned money to the Company in the amount of $10,000.  A formal note was finalized and converted in April 2026. In accordance with the loan document between Mr. Ahmad and the Company, Mr Ahmad was entitled to $11,000 in principal and interest repayment and 3,000 restricted shares as a premium for giving the Company a loan.  Mr. Ahmad received 24,250 shares of restricted 144 common stock on April 16, 2026, based on the closing price on that day. The premium of $1,361 is included in the statement of operations as a loss on liability settlement for the three and six months ended June 30, 2026.

During the six months ended June 30, 2026 and 2025, two board of directors paid expenses of the Company in the amount of $5,000 and $3,152, respectively.  During the six months ended June 30, 2026 $1,527 was repaid to related parties. On April 17, 2026 Mr. Ferguson forgave all amounts due to him including all accrued compensation which amounted to $502,373 and is included in forgiveness of debt for the three and six months ended June 30, 2026. On May 18, 2026, a company related to a stockholder gave the Company $13,000 to assist the Company in paying their bills.  On April 21, 2026, a advisor to the board of directors paid a bill on behalf of the Company in the amount of $940. Both of these amounts will be repaid in the future, but no terms have been set. Due to related parties was $50,733 and $101,290 at June 30, 2026 and December 31, 2025, respectively.

On May 19, 2026, the board of directors accepted the assignment and lease transfer of  eleven (11) Federal Oil and Gas lease assignments from a company related to the majority shareholder of the Company. The value of the land leases are assumed to be the cost basis of the company that gifted them which on May 19, 2026, was $234,525. The Company also received prepaid lease values in the amount of $52,395 on May 19, 2026 which will expire on March 31, 2027.  At June 30, 2026, $44,910 of prepaid leases is included in prepaid expenses on the balance sheet. The eleven (11) leases will be subject to annual review for impairment. (See Note 9).

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At  June 30, 2026 and December 31, 2025, there were -0- Series A Preferred shares issued and outstanding.

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At June 30, 2026 and December 31, 2025, there were 33,549,005 shares issued and outstanding.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Stock - continued

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

NOTE 7 – Debt Forgiveness

On April 15, 2026, Mr. Merle Ferguson, Chairman of the Board of Directors cancelled his month to month contract of $24,000. Mr. Ferguson also forgave all amounts due him related to his accrued compensation agreement and other amounts due him related to funding expenses of the Company as of April 17, 2026 in the amount of $502,373.

NOTE 8 – Stock Payable

During May 2026, the Company signed three (3) contracts that are to be paid in restricted shares of the Company. The shares total to be distributed to 2 advisory board members and a legal consultant are for a total of four (4) million shares. All contracts are for three (3) years terminating in May 2029. On May 19, 2026 the Company also approved the issuance of 200,000 restricted shares to Mr. Ferguson as a performance bonus for his service to the Company for the last ten (10) years. The board also approved issuing 316,909  restricted shares to Mr. Kaiser for all accrued compensation through April 2026. All shares are to be issued at the closing price of the Company’s stock on May 19, 2026 which was $0.55.  No stock has been issued at June 30, 2026 therefore the total value of stock payable at June 30, 2026 was $2,484,300. Prepaid expenses related to the contracts was $2,108,333 at June 30, 2026.

NOTE 9 – Assignment of Federal Oil and Gas Leases

On June 5, 2026, the Company received an assignment of federal oil and gas leases covering approximately 19,957 acres of land located in the White River Valley, Nye County, Nevada (collectively, the "Nevada Leases") from Natural Minerals Trust, LLC, a Delaware limited liability company, which is controlled by Nexus Capital Investments, Inc., the Company's majority shareholder ("Nexus"). The assignment has been approved by the United States Bureau of Land Management ("BLM").

As a result of the approval, the Company now owns these Nevada Leases, giving the Company oil and gas exploration rights to eleven (11) federal oil and gas leases located in the Great Basin and Range in Nye County, Nevada. The Great Basin is a foreland basin, and its producing formations are mostly from the Devonian and Mississippian Ages. Chainman Shale Formation is the main source rock (up to 9% TOC – Total Organic Carbon) and has good thermal generation windows following depositional episodes that filled the White River Valley with multiple structural traps. The leases target prospective hydrocarbon-bearing formations, including but not limited to the Chainman Shale Formation, Pilot Shale, Ely Limestone Formation, Guilmete Dolomite Formation, Simonson Dolomite Formation and Joana Limestone Formation. These formations have demonstrated commercial oil and gas production in analogous wells operated by third parties in the immediate vicinity of the Nevada Leases.

The Nevada Leases have primary terms ranging from 10 years, with automatic extensions (“held by production”) for as long as oil or gas is produced in paying quantities. The Company will be obligated to pay the United States federal government a royalty of 12.5% of gross production revenues, in accordance with standard BLM lease terms. However, no proven reserves have been established, and no pilot wells have been drilled. Accordingly, there is no assurance that we will be able to develop productive oil and gas operations from the land covered by these Nevada Leases.

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2026 to the date of August 7, 2026, and has determined that it does not have a material subsequent events to disclose in these financial statements.

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

April 15, 2026, Merle Ferguson (“Seller”), a current Director of the Company sold 26,700,000 shares of his common stock in the Company to Nexus Capital Investments, Inc., a Wyoming Corporation (“Purchaser”). This represented Mr. Ferguson’s controlling stock interest in the Company, equaling 79.65% of the outstanding common stock of the Company. Nexus Capital Investments, Inc. paid $400,000 to the Seller from its corporate funds; no loans were involved in this transaction.

Noteworthy, BioForce entered into the supplement business in or about 2015. These supplements, powders and beverages offer vitamins and minerals to complement a healthy intake of protein and carbohydrates for active individuals and participants in sports. Because of the intense competition in the supplement marketplace the Company changed its business model in the oil and gas industry on June 5, 2026.

On June 5, 2026 Bioforce Nanoscience, Inc. ( “Bioforce” or “BFNH”) received an assignment of federal oil and gas leases covering approximately 19,957 acres of land located in the White River Valley, Nye County, Nevada (collectively, the "Nevada Leases") from Natural Minerals Trust, LLC, a Delaware limited liability company , which is controlled by Nexus Capital Investments, Inc., the Company's majority shareholder ("Nexus"). On July 1, 2026, the United States Bureau of Land Management ("BLM") approved the assignments of Eleven (11) leases, giving BFNH oil and gas exploration rights. The leases were assigned to Company for only the cost of the assignement transfer fee application of $120 per claim paid to the BLM.

The eleven (11) claims now leased to BFNH from the BLM are as follows:

1. NVNV106770412

2. NVNV106770413

3. NVNV106770414

4. NVNV106770415

5. NVNV106770416

6. NVNV106770417

7. NVNV106770418

8. NVNV106770419

9. NVNV106770420

10. NVNV106770421

11. NVNV106770422

The Nevada Leases have primary terms ranging from 10 years, with automatic extensions (“held by production”) for so long as oil or gas is produced in paying quantities. If the transfer of the leases is granted, the Company will be obligated to pay the United States federal government a royalty of 12.5% of gross production revenues, in accordance with standard BLM lease terms. However, no proven reserves have been established, and no pilot wells have been drilled. Accordingly, there is no assurance that we will be able to develop productive oil and gas operations from the land covered by the Nevada Leases.

The Company intends to commence development activities on the Nevada Leases, which may include:

-	Additional geological and geophysical studies, including 3D seismic surveys;
-	Drilling of initial exploratory and development wells;
-	Completion and production testing of wells;
-	Construction of gathering systems and production infrastructure;
-	Evaluation of strategic partnerships, joint ventures, or farm-out arrangements to accelerate development and share capital costs and technical risk.

The Nevada Leases consist of eleven (11) federal oil and gas leases located in the Great Basin and Range in Nye County, Nevada. The Great Basin is a foreland basin and its producing formations are mostly from the Devonian and Mississippian Ages. Chainman Shale Formation is the main source rock (up to 9% TOC – Total Organic Carbon) with good thermal generation windows after depositional episodes that filled White River Valley with multiple structural traps. The leases target prospective hydrocarbon-bearing formations, including but not limited to the Chainman Shale Formation, Pilot Shale, Ely Limestone Formation, Guilmete Dolomite Formation, Simonson Dolomite Formation and Joana Limestone Formation. These formations have demonstrated commercial oil and gas production in analogous wells operated by third parties in the immediate vicinity of the Nevada Leases.

Wholly-owned Subsidiary

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

On December 14, 2021, the Company changed the name of its wholly-owned subsidiary, BioForce Nanosciences Holdings, Inc., a Wyoming corporation, to its new name, Element Global, Inc. The Company is determining if the wholly-owned subsidiary name should be changed back to BioForce Nanosciences Holdings, Inc, and perhaps move forward with redomicile action as mentioned above.

Memorandum of Understanding ("MOU")

June 02, 2021, Bioforce Nanosciences Holdings, Inc. entered into a Memorandum of Understanding (MOU) with Element Global, Inc. (ELGL), a Utah Corporation. This MOU contemplated a proposed transaction between the entities that would have provided for BFNH to acquire all of the assets controlled by ELGL. As of the date of this filing, this June 02, 2021 MOU with ELGL has expired, and the management of both companies have yet to decided if they will enter into a new MOU.

Current Directors

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Merle Ferguson	Director
Richard Kaiser	Director CEO/CFO/ Secretary
Scott Mager	Director (1)

(1)	Appointed June 15, 2026

Resignations

On June 17, 2026, the Company’s Board of Directors received resignation letters from Mr. Steven Gagnon and Mr. John LaViolette as BioForce Nanosciences Holdings, Inc.’s Co-Chief Executive Officers (CEOs), and from Sasha Shapiro the Company’s Vice-President. The Board accepted their resignations and they resigned with no conflicts of interest between the Company and the departing officers. The Board accepted their resignations.

Business Advisory Committee Abolished

Mark Greenberg, Neil Davis and Stephen Scheffer are no longer part of the Company's Business Advisory Committee; the Company abolished this committee.

Advisory Board Established and Appointments

On May 19, 2026, the Company established an "Advisory Board." Subsequently, the Board offered two people advisory board positions, Mr. Stuart Yarbrough and Mr. Edward Mathias, who then accepted their “Advisory Board” positions with the Company. The Company will issue 1,500,000 Rule 144 restricted shares to each of them for these advisory position based on the closing price of the Company shares on May 19, 2026, $0.55 per share. The position is a three (3)- year term ending May 19, 2029, with no additional compensation except as stated above. As of the date of this filing shares have yet to be issued. (See Exhibits 10.1 and Exhibit 10.2)

Advisory Board Biographies

Stuart Yarbrough

Stuart J. Yarbrough is currently an active private investor whose professional experience includes over 20 years in public accounting, primarily with Ernst & Young and BDO Seidman. He then served as the chief executive partner of 3Point Capital Partners, a company he co-founded, which provided investment banking services and venture debt financing to growth companies, closing merger and sell transactions with total value in excess of $2.5 Billion. As an “audit committee financial expert,” Mr. Yarbrough has served on over 20 corporate private and public boards as well as typically served as chair of the audit and risk committees of such companies. With his public accounting experiences, his investment banking experiences and his board and audit and risk committee experiences, he brings significant experiences relative to such related matters. Mr. Yarbrough has a bachelor’s degree in management sciences-accounting from Duke University and is a CPA. Mr. Yarbrough attended Duke University on a basketball scholarship and was named to the Atlantic Coast Conference Honor Roll for achieving outstanding academic and athletic achievement.

Edward Mathias

Edward J. Mathias is currently a senior advisor to The Carlyle Group, a global alternative asset management firm. He was instrumental in the formation of The Carlyle Group and assisted in raising the firm’s initial capital; eventually joining the firm full-time in 1992. He has held various investment roles in the firm and served as a member of the firm’s Board of Directors when it went public. Prior to this, Mr. Mathias was a long-time member of the Management Committee and Board of Directors at T. Rowe Price Associates, Inc., a major investment management organization, having spent over 20 years at the firm. Mr. Mathias is an active investor in and advisor to several investment firms as well as private equity funds and venture/growth companies. To these roles, he brings significant experience in both the public and private markets. Mr. Mathias holds an M.B.A. from the Harvard Business School and an undergraduate degree from the University of Pennsylvania where he currently serves as a Trustee Emeritus. Upon college graduation, he served 5 years as a Supply Corps Office in the US Navy.

General Counsel

On May 19, 2026, the Board appointed Mr. Scott Mager, Attorney-at-Law, from Ft. Lauderdale, Florida, to be the Company's General Counsel. Mr. Magar’s General Counsel contract is for 3- years with terms and conditions, and is to be paid 1,000,000 (one million shares) of restricted stock pursuant to Rule 144, based on the closing price of the Company shares on May 19, 2026, $0.55 per share. As of the date of this filing shares have yet to be issued. (See Exhibit 10.3).

Election of Directors

Effective June 15, 2026, the Board of Directors appointed Scott Mager, the Company's General Counsel, as a Director of the Company.

There are no arrangements or understandings between the newly appointed director and any other person pursuant to which Mr. Mager was selected as a director. There are no related party transactions between the Company and the newly appointed director that would require disclosure under Item 404(a) of Regulation S-K.

Biography

Scott Mager - Director

Scott Mager graduated from University of Florida in 1984 and Nova Southeastern Law School in 1988. Mr. Mager brings a wealth of legal, regulatory, and strategic expertise to the Board, serving as a renowned corporate attorney and seasoned trial lawyer licensed across multiple states and the United States Supreme Court. Recognized globally for his professional excellence, he has been named National Litigator of the Year by a prominent multi-billion-dollar corporate conglomerate and holds the highest peer-reviewed rating for both ethical standards and professional ability from the world's leading attorney rating organization. A prolific thought leader, Mr. Mager, has over 150 published articles and lectures on complex legal and business issues. Beyond his legal practice, he has partnered across a variety of successful business and entrepreneurial endeavors, offering vital governance and strategic oversight. A Life Member of the Multi-Million Dollar Advocates Forum, Mr. Mager is also deeply committed to civic leadership, notably receiving the NFL Community Quarterback Award for extraordinary philanthropic service.

Officer Appointment

On June 17, 2026, the Company’s Board of Directors appointed Richard Kaiser as the Company’s interim Chief Executive Officer (CEO). Mr. Kaiser has been an officer and director of the Company since July 1, 2013. He currently maintains roles as the Company’s Chief Financial Officer, Secretary, and Director. As of the date of this filing, Mr. Kaiser as yet to enter into a compensation agreement with the Company as Interim CEO.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months Ended June 30,, 2026 and 2025 - Unaudited Statements

The Company’s sales revenue for each of the three months ended June 30, 2026 and 2025 $-0-. During the three months ended June 30, 2026 and 2025, the Company received no orders, -0- units of its Bioforce Eclipse supplement product and has had no oil/gas production.

The Cost of Goods Sold for each of the three months ended June 30, 2026 and 2025 was $-0- .

Gross Margins for each of the three months ended June 30, 2026 and 2025 was 0% from the sale of -0- units of the BioForce Eclipse supplement product and no oil/gas production revenues.

Gross Profit for each of the three months ended June 30, 2026 and 2025 was $-0- .

Operating expenses for three months ended June 30, 2026 totaled $262,330 from Board of Directors compensation and General and Administrative Expenses, compared to $122,781 for the three months ended June 30, 2025. The increase in June 30, 2026 compared to the same period ended June 30, 2025 was attributed to higher Board of Directors compensation and from higher General and Administrative Expenses.

Six Months – June 30, 2026 and 2025 - Unaudited Statements

The Company’s sales revenue for each of the six  months ended June 30, 2026 and 2025 was $-0. During the six months ended June 30, 2026 and 2025, the Company received no orders, -0- units of its Bioforce Eclipse supplement product and has had no oil/gas production.

The Cost of Sales for each of the six months ended June 30, 2026 and 2025 were $-0-.

Gross Margins for each of the six months ended June 30, 2025 and 2024 were 0% from the sale of -0- units of the BioForce Eclipse supplement product and no oil/gas production revenues.

Gross Profit for each of the six months ended June 30, 2026 and 2025 were $-0-.

Operating expenses for six months ended June 30, 2026, totaled $380,063 from Board of Director Compensation and General and Administrative Expenses, compared to $256,238 for the six months ended June 30, 2025. The increase in the six months ended June 30, 2026 compared to the same period ended June 30, 2025 was attributed to higher Board of Directors compensation and higher General and Administrative Expenses.

Net Income (Loss):

Net Income for the three months ended June 30, 2026 was $238,682 compared to a Net Loss of $122,781during the three months ended June 30, 2025. Net Income for the six months ended June 30, 2026 was $136,271 compared to a Net Loss of $(1,058,238) during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company recorded Other Income from the Forgiveness of Debt of $502,373 (See Note 5 in Financial Statements), Legal Settlement of $15,322, and a Loss on Liability Settlement of $1,361, and during the six months ending June 30, 2025, the Company recorded a Loss on Liability Settlement of $802,001 from the issuance of shares to pay accrued officer and director fees (See Note 6 in Financial Statements).

Liquidity and Capital Resources:

As of June 30, 2026, the Company’s assets totaled $2,288,075 which consisted of $307 in Cash and Prepaid Expenses of $2,153,243. Our total liabilities were $84,767 from Accounts Payable and Accrued Expenses, Accrued Director Compensation, and Due to Related Parties. As of June 30, 2026, the Company had an accumulated deficit of $162,275,846 and working capital of $2,303,308.

For the six months ended June 30, 2026, net cash used in operations of $ 19,892 was the result of a Net Income for the period of $136,271, from an increase in Board of Directors' Fees Paid with Stock Payable of $155,000, decrease in the Forgiveness of Debt of $502,373, decrease in Forgiveness of Account Payable of $2,895, increase in Consulting Fees Paid with Stock Payable of $68,750, increase in Interest Expense Paid with Common Stock of $1,000, increase in Land Lease Expense Gifted by Shareholder of 7,485, increase in Legal Fees Paid with Stock Payable of $22,917, increase in Loss on Liability Settlement of $1,361, increase in Accounts Payable and Accrued Expenses of $3,342 and an increase in accrued Board of Directors' and Officer Compensation of $89,250.

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

Cash Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 were $19,892 and $43,108, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for each of the six month periods ended June 30, 2026 and 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $19,413 for six months ended June 30, 2026 from Capital Contributions and proceeds from Related Parties, and was $43,151 for six months ended June 30 , 2025 from the proceeds from Related Parties,.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2026.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2026:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the period ended June 30, 2026, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

June 30, 2026

During the year ended December 31, 2025, Mr. Ahamd, a shareholder, loaned money to the Company in the amount of $10,000.  A formal note was finalized and converted in April 2026. In accordance with the loan document between Mr. Ahmad and the Company, Mr Ahmad was entitled to $11,000 in principal and interest repayment and 3,000 restricted shares as a premium for giving the Company a loan.  Mr. Ahmad received 24,250 shares of restricted 144 common stock on April 16, 2026, based on the closing price on that day. The premium of $1,361 is included in the statement of operations as a loss on liability settlement for the three and six months ended June 30, 2026 (See Exhibit 10.5).

June 30, 2025

During the six months ending June 30, 2025, the Company's Board, on January 24, 2025, approved the issuance of 4,250,000 restricted 144 shares of common stock to pay for accrued officer and director fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During May 2026, the Company signed three (3) contracts that are to be paid in restricted shares of the Company. The shares total to be distributed to 2 advisory board members and a legal consultant are for a total of four (4) million shares. All contracts are for three (3) years terminating in May 2029.  On May 19th, 2026 the Company also approved the issuance of  200,000 restricted shares to Mr. Ferguson as a performance bonus for his service to the Company for the last ten (10) years. The board also approved issuing 316,909  restricted shares to Mr. Kaiser for all accrued compensation through April 2026. All shares are to be issued at the closing price of the Company’s stock on May 19, 2026 which was $0.55.  No stock has been issued at June 30, 2026, therefore the total value of stock payable at June 30, 2026 was $2,484,300.  Prepaid expenses related to the contracts was $2,108,333 at June 30, 2026.

On July 01, 2026, Bioforce engaged Ryder Scott, a leading independent petroleum engineering firm, to provide expert advice on the potential development of our lease claims. BFNH anticipates that, with these engineers' assistance, the Company could develop reserve evaluations to guide BFNH’s exploration efforts, reinforcing the Company’s dedication to transparency regarding the overall potential of these claims (See Exhibit 10.4).

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit
10.1	Stuart Yarbrough Advisory Board Contract - May 19, 2026+
10.2	Edward Mathias Advisory Board Contract - May 19, 2026+
10.3	Scott Mager General Counsel Contract - May 19, 2026+
10.4	Ryder Scott Company Petroleum Consultants - July 1, 2026+
10.5	Nauri D. Ahmad Promissory Note - April 15, 2026+
31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
101	Interactive Financial Data XBRL Extensions+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: August 10, 2026	By:	/s/Richard Kaiser
Richard Kaiser Chief Executive Officer (Interim)

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer, Principal Accounting Officer and Secretary