Form 10-Q
period 2026-09-30
BIOFORCE NANOSCIENCES HOLDINGS, INC.
filed 2026-11-09
CIK 1310488

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 06, 2026 the registrant had outstanding 38,065,914 shares of common stock, par value $0.001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOFORCE NANOSCIENCES HOLDINGS, INC.

FINANCIAL REPORTS

AT

September 30, 2026

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$31,696	$786
Prepaid Expenses	1,972,440	-

Total Current Assets	2,004,136	786

Capitalized Land Leases	234,525	-

Total Assets	$2,238,661	$786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$57,121	$11,836
Accrued Board of Directors Compensation	43,000	506,203
Due to Related Parties	176,912	101,290
Total Current Liabilities	277,033	619,329

Total Liabilities	277,033	619,329

Stockholders' Equity (Deficit)
Common Stock - $0.001 Par; 900,000,000 Shares Authorized, 38,065,914 and 33,521,755 Issued and Outstanding, Respectively	38,066	33,522
Additional Paid-In-Capital	164,541,088	161,760,052
Accumulated Deficit	(162,617,526)	(162,412,117)

Total Stockholders' Equity (Deficit)	1,961,628	(618,543)

Total Liabilities and Stockholders' Equity (Deficit)	$2,238,661	$786

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Directors Compensation	33,750	105,750	283,250	317,250
General and Administrative	307,930	10,165	438,494	54,903

Total Expenses	341,680	115,915	721,744	372,153

Loss from Operations Before Other Income and (Expense)	(341,680)	(115,915)	(721,744)	(372,153)

Other Income and (Expense)
Forgiveness of Debt	-	-	502,373	-
Legal Settlement	-	-	15,322	-
Loss on Liability Settlement	-	-	(1,361)	(802,000)

Total Other Income and (Expense)	-	-	516,334	(802,000)

Net Loss for the Period	$(341,680)	$(115,915)	$(205,410)	$(1,174,153)

Weighted Average Number of Common Shares - Basic and Diluted	35,038,096	33,521,755	34,034,688	33,101,425

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2026	2025

Cash Flows from Operating Activities

Net Loss for the Period	$(205,410)	$(1,174,153)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Board of Directors' Fees Transferred to Stock Payable	155,000	-
Forgiveness of Debt	(502,373)	-
Forgiveness of Accounts Payable	(2,895)
Consulting Fees Paid with Common Stock	206,250	-
Interest Expense Paid with Common Stock	1,000	-
Land Lease Expense Gifted by Shareholder	22,455	-
Legal Fees Paid with Common Stock	68,750	-
Loss on Liability Settlement	1,361	802,000
Changes in Assets and Liabilities:
Prepaid Expenses	(17,500)	-
Accounts Payable and Accrued Expenses	48,180	1,873
Accrued Board of Directors Compensation	110,500	316,051

Net Cash Flows Used In Operating Activities	(114,682)	(54,229)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contribution	2,000	-
Proceeds from Related Parties	143,592	54,151

Net Cash Flows Provided by Financing Activities	145,592	54,151

Net Change in Cash	30,910	(78)

Cash - Beginning of the Period	786	862

Cash - End of the Period	$31,696	$784

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioForce Nanosciences Holdings, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 UNAUDITED

	Common Stock		Additional			Total
	$ 0.001 Par		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance - January 1, 2025	29,271,755	$29,272	$158,789,302	$-	$(161,120,166)	$(2,301,592)

Common Stock Issued to Satisfy Liabilities	4,250,000	4,250	2,970,750	-	-	2,975,000

Net Loss for the Period	-	-	-	-	(934,650)	(934,650)

Balance - March 31, 2025	33,521,755	33,522	161,760,052	-	(162,054,816)	(261,242)

Net Loss for the Period	-	-	-	-	(122,781)	(122,781)

Balance - June 30, 2025	33,521,755	33,522	161,760,052	-	(162,177,597)	(384,023)

Net Loss for the Period	-	-	-	-	(115,915)	(115,915)

Balance - September 30, 2025	33,521,755	$33,522	$161,760,052	$-	$(162,293,512)	$(499,938)

	Common Stock		Additional			Total
	$ 0.001 Par		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance - January 1, 2026	33,521,755	$33,522	$161,760,052	$-	$(162,412,117)	$(618,543)

Net Loss for the Period	-	-	-	-	(102,411)	(102,411)

Balance - March 31, 2026	33,521,755	33,522	161,760,052	-	(162,514,528)	(720,954)

Capital Contribution - Cash	-	-	2,000	-	-	2,000

Capital Contribution - Oil & Gas Leases	-	-	286,920	-	-	286,920

Common Stock Issued to Satisfy Due to Related Party	27,250	27	12,333	-	-	12,360

Common Stock Payable - Consulting and Legal Fees	-	-	-	2,200,000	-	2,200,000

Common Stock Payable - Board of Directors Compensation	-	-	-	284,300	-	284,300

Net Income for the Period	-	-	-	-	238,682	238,682

Balance - June 30, 2026	33,549,005	33,549	162,061,305	2,484,300	(162,275,846)	2,303,308

Common Stock Issued from Stock Payable - Consulting and Legal Fees	4,516,909	4,517	2,479,783	(2,484,300)	-	-

Net Loss for the Period	-	-	-	-	(341,680)	(341,680)

Balance - September 30, 2026	38,065,914	$38,066	$164,541,088	$-	$(162,617,526)	$1,961,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada on December 10, 1999, as Silver River Ventures, Inc.  On February 24, 2006, the Company completed the acquisition of BioForce Nanosciences Holdings Inc. (“BioForce”), a Delaware corporation, and changed the corporate name at that time. On May 6, 2020, the Company purchased 100,000 shares of Element Acquisition Corporation for $1,000 which then became a wholly owned subsidiary. On October 15, 2020, the Company’s wholly-owned subsidiary changed its name from Element Acquisition Corporation, a Wyoming corporation, to BioForce Nanosciences Holdings, Inc, a Wyoming corporation. On December 14, 2021, the Company’s wholly-owned subsidiary changed its name from BioForce Nanosciences Holdings, Inc., a Wyoming corporation to Element Global, Inc., a Wyoming corporation. On June 18, 2026 the Company changed its business operations from the vitamin supplement industry to the oil and gas industry.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2025 audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results of operations expected for the year ending December 31, 2026.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three and nine months ended September 30, 2026, due to the receipt of a legal settlement and funding by a shareholder, the Company was able to pay for its expenses.  This allowed the Company to continue as a going concern. Once the settlement is used up in full the Company will have to rely on the officers to pay for all expenses through loans to the Company.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors.  Yes International provides all services at no cost except for press release wire services and filing fees. For the three months ended September 30, 2026 and 2025 the Company paid press release wire services and filing fees a total in the amount of $3,685 and $900 respectively. For the nine months ended September 30, 2026 and 2025 the Company paid press release wire services and filing fees a total in the amount of $7,258 and $2,680 respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

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

During the year ended December 31, 2025, Mr. Ahamd, a shareholder, loaned money to the Company in the amount of $10,000.  A formal note was finalized and converted in April 2026. In accordance with the loan document between Mr. Ahmad and the Company, Mr Ahmad was entitled to $11,000 in principal and interest repayment and 3,000 restricted shares as a premium for giving the Company a loan.  Mr. Ahmad received 24,250 shares of restricted 144 common stock on April 16, 2026, based on the closing price on that day. The premium of $1,361 is included in the statement of operations as a loss on liability settlement for the three and nine months ended September 30, 2026.

During the nine months ended September 30, 2026 and 2025, two board of directors paid expenses of the Company in the amount of $5,000 and $3,152, respectively.  During the nine months ended September 30, 2026 $1,527 was repaid to related parties. On April 17, 2026, Mr. Ferguson forgave all amounts due to him including all accrued compensation which amounted to $502,373 and is included in forgiveness of debt for the three and nine months ended September 30, 2026. On May 18, 2026, a company related to a stockholder gave the Company $13,000 to assist the Company in paying their bills.  On April 21, 2026, a advisor to the board of directors paid a bill on behalf of the Company in the amount of $940. On July 2, 2026, a member of the Company’s advisory board and a stockholder gave the Company $125,000. All of these amounts will be repaid in the future, but no terms have been set. Due to related parties was $176,912 and $101,290 at September 30, 2026 and December 31, 2025, respectively.

On May 19, 2026, the board of directors accepted the assignment and lease transfer of eleven (11) Federal Oil and Gas lease assignments from a company related to the majority shareholder of the Company. The value of the land leases are assumed to be the cost basis of the company that gifted them which on May 19, 2026, was $234,525. The Company also received prepaid lease values in the amount of $52,395 on May 19, 2026, which will expire on March 31, 2027.  At September 30, 2026, $29,940 of prepaid leases is included in prepaid expenses on the balance sheet. On September 28, 2026, the Company received an assignment of an oil and gas lease from a company related to a majority shareholder of the Company in exchange for $10. No other value has been assigned to this lease.  The twelve (12) leases will be subject to annual review for impairment. (See Note 9).

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 100,000,000 shares authorized at $0.001 par value.  10,000,000 of these preferred shares have been separately allocated to Series A Preferred. Preferred stock can be converted into 100 shares of common stock, have dividend rights at 100 times common and have voting rights equal to 100 shares of common stock. At September 30, 2026, and December 31, 2025, there were -0- Series A Preferred shares issued and outstanding.

BIOFORCE NANOSCIENCES HOLDINGS, INC., AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Stock - continued

Common Stock

Common stock consists of 900,000,000 shares authorized at $0.001 par value.  At September 30, 2026 and December 31, 2025, there were 38,065,914 shares issued and outstanding.

On January 24, 2025, the Board approved the issuance of 4,250,000 shares of common stock to pay Mr. Ferguson for $2,173,000 that was owed to him.  On January 27, 2025, when the stock was issued, the market value per share was $0.70 or $2,975,000.  The difference of $802,000 is considered a loss on liability settlement and is included in the statement of operations for the nine months ended September 30, 2025.

On August 31, 2026, the Company issued 4,000,000 shares of common stock to two (2) advisory board members and a legal consultant at a value $2,200,000 or $0.55 per share on the date of the contract approval on May 19, 2026. On August 31, 2026, shares in the amount of 200,000 and 316,909 were issued to Mr. Ferguson and Mr. Kaiser, respectively. (See Note 8).

NOTE 7 – Debt Forgiveness

On April 15, 2026, Mr. Merle Ferguson, Chairman of the Board of Directors cancelled his month to month contract of $24,000. Mr. Ferguson also forgave all amounts due him related to his accrued compensation agreement and other amounts due him related to funding expenses of the Company as of April 17, 2026, in the amount of $502,373.

NOTE 8 – Contracts

On May 19, 2026, the Company signed three (3) contracts that are to be paid in restricted shares of the Company. The total shares to be distributed are 1,500,000 each to the two (2) advisory board members and 1,000,000 to the legal consultant for a total of four (4) million shares.  All contracts are for three (3) years terminating in May 2029.  On May 19th, 2026, the Company also approved the issuance of 200,000 restricted shares to Mr. Ferguson as a performance bonus for his service to the Company for the last ten (10) years.  The board also approved issuing 316,909 restricted shares to Mr. Kaiser for all accrued compensation through April 2026.  All shares are to be issued at the closing price of the Company’s stock on May 19th, 2026, which was $0.55. On August 11, 2026, the Company entered into a contract in the amount of $20,000, through January 10th, 2027 with a landman.  Prepaid expenses related to the contracts was $1,942,500 at September 30, 2026.

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

On September 28, 2026, Bioforce Nanoscience, Inc. (“Bioforce” or “BFNH”) (“Assignee”) received an assignment from the State of Texas’ General Land Office (“GLO”) (“Lessor”) on a certain oil and gas property, covering approximately 40.19 acres of land in Liberty County, Texas (collectively, the "Liberty Lease"). Both CELT eResources, LLC, (“Lessee”) (“Assignor”), a Texas limited liability company, and Bioforce are controlled by Nexus Capital Investments, Inc. ("Nexus"). Nexus Capital Investments, Inc. is the Company's majority shareholder ("Nexus"). The lease covers the mineral estate for 40.19 acres, more particularly described as certain oil and gas property bearing GLO Mineral File/Lease No. MF121453, Parcel C (SCH155856), and it includes all appurtenances thereunto belonging, including but not limited to Assignor’s interest in any wells, equipment, fixtures, permits, and related personal property located on the leased premises

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2026, to the date of November 15, 2026, and has determined that it does have a material subsequent events to disclose in these financial statements.

On October 2, 2026, the Liberty County Clerk's Office approved the assignment and sent it to the GLO to be recorded accordingly. As to the assignment's effective date, Bioforce became responsible for all lease-related activities, applicable statutes, and GLO rules. Liberty County recorded the lease on October 6, 2026.

On October 4, 2026, BioForce NanoSciences Holdings, Inc. entered a three (3)-year oil, gas, and mineral lease with private owners on a 27.49-acre area of property in Cleveland, Liberty County, Texas. This is a three (3) year paid-up lease, and if or when the property is in production, BioForce is to pay owners a 20% net royalty on oil, other liquid hydrocarbons, and non-gaseous minerals produced and saved.

On October 19, 2026 and October 27, 2026 two (2) deposits of $10,000 were made into the Company' bank account, for a total of $20,000 by Nexus Captial Investments, Inc., a related party.

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

April 15, 2026, Merle Ferguson (“Seller”), a current Director of the Company sold 26,700,000 shares of his common stock in the Company to Nexus Capital Investments, Inc., a Delaware Corporation (“Purchaser”). This represented Mr. Ferguson’s controlling stock interest in the Company, equaling 79.65% of the outstanding common stock of the Company. Nexus Capital Investments, Inc. paid $400,000 to the Seller from its corporate funds; no loans were involved in this transaction.

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

On June 5, 2026 Bioforce Nanoscience, Inc. ( “Bioforce” or “BFNH”) received an assignment of federal oil and gas leases covering approximately 19,957 acres of land located in the White River Valley, Nye County, Nevada (collectively, the "Nevada Leases") from Natural Minerals Trust, LLC, a Delaware limited liability company, which is controlled by Nexus Capital Investments, Inc., the Company's majority shareholder ("Nexus"). On July 1, 2026, the United States Bureau of Land Management ("BLM") approved the assignments of Eleven (11) leases, giving BFNH oil and gas exploration rights. The leases were assigned to Company for only the cost of the assignment transfer fee application of $120 per claim paid to the BLM.

The eleven (11) claims now leased to BFNH from the BLM are as follows (Exhibit 99.01):

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

Subsequently, on July 1, 2026, the Company hired Ryder Scott Company to prepare a Prospective Resource Evaluation report for the Fox Mountain and South Lund oil/gas lease holdings in Nye County Nevada (Exhibit 10.4).

On August 13, 2026, the Company received from Ryder Scott a a Prospective Resources Report attributed to certain interest in the Fox Mountain and South Lund assets as of July 1, 2026. The interest related to certain oil and natural gas BLM leased properties held by the Company within approximately 19,957 acres of land located in the White River Valley, Nye County, Nevada (collectively, the "Nevada Leases"). The report presents an assessment of prospective gross unrisked resources and chance of geological discovery based on the date presented. The report was furnished in a FORM 8K on the US SEC Edgar system on August 18, 2026 (Exhibit 99.02) (Exhibit 99.03).

The report does not constitute a final reserve report and does not establish that any particular quantity of oil or natural gas is commercially recoverable. The Company's management expects that drilling, seismic interpretation, pressure data, area production history, core analysis, and other technical information will be required before reserve classifications or development decisions can be finalized.

The Company cautions that these preliminary estimates in the report should not be interpreted as equivalent to proved reserves. Under SEC reporting standards, proved reserves require that geological and engineering data demonstrate with reasonable certainty that the quantities can be economically produced under specified existing conditions.

The estimates of recoverable resources presented in the report do not comply with the SEC Oil and Gas Industry Disclosures. The results of the prospective resources evaluation conducted by Ryder Scott are estimates only and may not accurately reflect actual oil volumes in the Company's interests. The analyses conducted by Ryder Scott relied upon certain data and techniques, which are only tools used to assist geoscientists in identifying surface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are present in those structures. Other geologists and petroleum professionals, when studying the same seismic data, may have significantly different interpretations than Ryder Scott. The prospective resources evaluated by Ryder Scott are those undiscovered, highly speculative resources estimated where geological and geophysical data suggest the potential for discovery of petroleum, but where the level of proof is insufficient for classification as reserves or contingent resources. The SEC does not recognize the term "prospective resources" and the SEC permits oil and gas companies, in their filings, to disclose only "reserves." In addition, prospective resources have a great amount of uncertainty as to their existence and economic feasibility. Investors are cautioned not to assume that estimates of prospective resources are economically drillable, or will ever be upgraded into reserves. The actual volume of recoverable oil and natural gas, if any, may differ substantially from estimates of reserves.

The Company cautions investors that the preliminary geological and engineering evaluation does not establish that commercial quantities of oil or natural gas exist throughout the Company's acreage. There is no certainty that any portion of the prospective resources will be discovered. If discovered, there is no certainty that it will be commercially viable to produce any portion of the prospective resources. The report was furnished in a FORM 8K on the US SEC Edgar system on August 18, 2026 (Exhibit 99.02) (Exhibit 99.03).

On September 28, 2026, Bioforce Nanoscience, Inc. (“Bioforce” or “BFNH”) (“Assignee”) received an assignment from the State of Texas’ General Land Office (“GLO”) (“Lessor”) on a certain oil and gas property, covering approximately 40.19 acres of land in Liberty County, Texas (collectively, the "Liberty Lease"). Both CELT eResources, LLC, (“Lessee”) (“Assignor”), a Texas limited liability company, and Bioforce are controlled by Nexus Capital Investments, Inc. ("Nexus"). Nexus Capital Investments, Inc. is the Company's majority shareholder ("Nexus").

The lease covers the mineral estate for 40.19 acres, more particularly described as certain oil and gas property bearing GLO Mineral File/Lease No. MF121453, Parcel C (SCH155856), and it includes all appurtenances thereunto belonging, including but not limited to Assignor’s interest in any wells, equipment, fixtures, permits, and related personal property located on the leased premises; FORM 8K filed October 7, 2026 (Exhibit 10.5).

On October 2, 2026, the Liberty County Clerk's Office approved the assignment and sent it to the GLO to be recorded accordingly. As to the assignment's effective date, Bioforce became responsible for all lease-related activities, applicable statutes, and GLO rules. Liberty County recorded the lease on October 6, 2026.

On October 4, 2026, BioForce NanoSciences Holdings, Inc. entered a three (3)-year oil, gas, and mineral lease with private owners on a 27.49-acre area of property in Cleveland, Liberty County, Texas. This is a three (3) year paid-up lease , and if or when the property is in production, BioForce is to pay owners a 20% net royalty on oil, other liquid hydrocarbons, and non-gaseous minerals produced and saved (Exhibit 10.6).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months Ended September 30,, 2026 and 2025 - Unaudited Statements

The Company’s sales revenue for each of the three months ended September 30, 2026 and 2025 was $-0-. During the three months ended September 30, 2026 and 2025, the Company had no oil/gas production, and received no orders, -0- units of its Bioforce Eclipse supplement product in 2025.

The Cost of Goods Sold for each of the three months ended September 30, 2026 and 2025 was $-0- .

Gross Margins for each of the three months ended September 30, 2026 and 2025 was 0% from no oil/gas production revenues and from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for each of the three months ended September 30, 2026 and 2025 was $-0- .

Operating expenses for three months ended September 30, 2026 totaled $341,680 from Board of Directors compensation and General and Administrative Expenses, compared to $115,915 for the three months ended September 30, 2025. The increase in September 30, 2026 compared to the same period ended September 30, 2025 was attributed to higher General and Administrative Expenses.

Nine Months – September 30, 2026 and 2025 - Unaudited Statements

The Company’s sales revenue for each of the nine  months ended September 30, 2026 and 2025 was $-0. During the nine months ended September 30, 2026 and 2025, the Company has had no oil/gas production, and received no orders, -0- units of its BioForce Eclipse supplement product.

The Cost of Sales for each of the nine months ended September 30, 2026 and 2025 were $-0-.

Gross Margins for each of the nine months ended September 30, 2026 and 2025 were 0% from no oil/gas production revenues and from the sale of -0- units of the BioForce Eclipse supplement product.

Gross Profit for each of the nine months ended September 30, 2026 and 2025 were $-0-.

Operating expenses for nine months ended September 30, 2026, totaled $721,744 from Board of Director Compensation and General and Administrative Expenses, compared to $373,153 for the nine months ended September 30, 2025. The increase in the nine months ended September 30, 2026 compared to the same period ended September 30, 2025 was attributed to higher General and Administrative Expenses.

Net (Loss):

Net Loss for the three months ended September 30, 2026 was $341,680 compared to a Net Loss of $115,915 during the three months ended September 30, 2025. Net Loss for the nine months ended September 30, 2026 was $205,410 compared to a Net Loss of $1,174,153 during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company recorded Other Income from the Forgiveness of Debt of $502,373 (See Note 5 in Financial Statements), Legal Settlement income of $15,322, and a Loss on Liability Settlement of $1,361, and during the nine months ending September 30, 2025, the Company recorded a Loss on Liability Settlement of $802,000 from the issuance of shares to pay accrued officer and director fees (See Note 6 in Financial Statements).

Liquidity and Capital Resources:

As of September 30, 2026, the Company’s assets totaled $2,238,661 which consisted of $31,696 in Cash and Prepaid Expenses of $1,972,440. Our total liabilities were $277,033 from Accounts Payable and Accrued Expenses, Accrued Director Compensation, and Due to Related Parties. As of September 30, 2026, the Company had an accumulated deficit of $162,617,526 and working capital of $1,961,628.

For the nine months ended September 30, 2026, net cash used in operations of $114,682 was the result of a Net Loss for the period of $205,410, from an increase in Board of Directors' Fees Paid with Stock Payable of $155,000, Forgiveness of Debt income of $502,373, Forgiveness of Account Payable income of $2,895, Consulting Fees Paid with Stock Payable of $206.250, Interest Expense Paid with Common Stock of $1,000, Land Lease Expense Gifted by Shareholder of $22,455, Legal Fees Paid with common stock of $68,750, Loss on Liability Settlement of $1,361, increase in Prepaid Expenses of $17,500, increase in Accounts Payable and Accrued Expenses of $48,180 and an increase in accrued Board of Directors' and Officer Compensation of $110,500.

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

Cash Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 were $114,683 and $54,229, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for each of the nine month periods ended September 30, 2026 and 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $145,592 for nine months ended September 30, 2026 from Capital Contributions and proceeds from Related Parties, and was $54,151 for nine months ended September 30, 2025 from the proceeds from Related Parties.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2026.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2026:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2026, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2026

During the year ended December 31, 2025, Mr. Ahamd, a shareholder, loaned money to the Company in the amount of $10,000.  A formal note was finalized and converted in April 2026. In accordance with the loan document between Mr. Ahmad and the Company, Mr Ahmad was entitled to $11,000 in principal and interest repayment and 3,000 restricted shares as a premium for giving the Company a loan.  Mr. Ahmad received 24,250 shares of restricted 144 common stock on April 16, 2026, based on the closing price on that day. The premium of $1,361 is included in the statement of operations as a loss on liability settlement for the three and nine months ended September 30, 2026.

On May 19, 2026, the Company established an "Advisory Board." Subsequently, the Board offered two people advisory board positions, Mr. Stuart Yarbrough and Mr. Edward Mathias, who then accepted their “Advisory Board” positions with the Company. The Company will issue 1,500,000 Rule 144 restricted shares to each of them for these advisory position based on the closing price of the Company shares on May 19, 2026, $0.55 per share. The position is a three (3)- year term ending May 19, 2029, with no additional compensation except as stated above. The shares were issued on August 31, 2026 as reported, Form 8-K, September 04, 2026.

On May 19, 2026, the Board appointed Mr. Scott Mager, Attorney-at-Law, from Ft. Lauderdale, Florida, to be the Company's General Counsel. Mr. Magar’s General Counsel contract is for 3- years with terms and conditions, and is to be paid 1,000,000 (one million shares) of restricted stock pursuant to Rule 144, based on the closing price of the Company shares on May 19, 2026, $0.55 per share. The shares were issued on August 31, 2026 as reported, Form 8-K, September 04, 2026.

2025

During the nine months ending September 30, 2025, the Company's Board, on January 24, 2025, approved the issuance of 4,250,000 restricted 144 shares of common stock to pay for accrued officer and director fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On September 28, 2026, Bioforce Nanoscience, Inc. (“Bioforce” or “BFNH”) (“Assignee”) received an assignment from the State of Texas’ General Land Office (“GLO”) (“Lessor”) on a certain oil and gas property, covering approximately 40.19 acres of land in Liberty County, Texas (collectively, the "Liberty Lease"). Both CELT eResources, LLC, (“Lessee”) (“Assignor”), a Texas limited liability company, and Bioforce are controlled by Nexus Capital Investments, Inc. ("Nexus"). Nexus Capital Investments, Inc. is the Company's majority shareholder ("Nexus").

Subsequently, the Company filed a Form 8-K on October 7, 2026, regarding the lease that covers the mineral estate for 40.19 acres, more particularly described as certain oil and gas property bearing GLO Mineral File/Lease No. MF121453, Parcel C (SCH155856), and it includes all appurtenances thereunto belonging, including but not limited to Assignor’s interest in any wells, equipment, fixtures, permits, and related personal property located on the leased premises. On October 2, 2026, the Liberty County Clerk's Office approved the assignment and sent it to the GLO to be recorded accordingly. As to the assignment's effective date, Bioforce became responsible for all lease-related activities, applicable statutes, and GLO rules. Liberty County recorded the lease on October 6, 2026.

Subsequently, on October 4, 2026, BioForce NanoSciences Holdings, Inc. entered a three (3)-year oil, gas, and mineral lease with private owners on a 27.49-acre area of property in Cleveland, Liberty County, Texas. This is a three (3) year paid-up lease , and if or when the property is in production, BioForce is to pay owners a 20% net royalty on oil, other liquid hydrocarbons, and non-gaseous minerals produced and saved (Exhibit 10.6).

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit
10.1	Stuart Yarbrough Advisory Board Contract - May 19, 2026*
10.2	Edward Mathias Advisory Board Contract - May 19, 2026*
10.3	Scott Mager General Counsel Contract - May 19, 2026*
10.4	Ryder Scott Company Petroleum Consultants Agreement, filed on Form 8-K, July 01, 2026 as Exhibit 10.1*
10.5	Lease Assignment Agreement CELT eResources, LLC to Bioforce Nanosciences Holdings, Inc., filed on Form 8-K, October 07, 2026 as Exhibit 10.1.*
10.6	Private Oil, Gas and Mineral Lease, October 4, 2026; Redacted - Full unredacted Lease is available to USSEC upon request.+
99.01	US Bureau of Land Management (BLFM), Oil/Gas Lease Assignment Documents filed on Form 8-K, July 7, 2026 as Exhibit 99.01*
99.02	Ryder Scott Petroleum and Geological Engineering Report, furnished on Form 8-K, August 18, 2026 as Exhibit 99.01*
99.03	Ryder Scott Petroleum and Geological Engineering Consent Letter filed on Form 8-K, August 18, 2026 as Exhibit 99.02*
31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 +
101	Interactive Financial Data XBRL Extensions+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+	Filed Herewith
*	Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFORCE NANOSCIENCES HOLDINGS, INC.

Dated: November 09, 2026	By:	/s/Richard Kaiser
Richard Kaiser Chief Executive Officer (Interim)

	By:	/s/Richard Kaiser
Richard Kaiser Chief Financial Officer, Principal Accounting Officer and Secretary